Form 10-Q
period 2013-06-30
OncoMed Pharmaceuticals Inc
filed 2013-09-03
CIK 1302573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-35993

OncoMed Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	38-3572512
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

800 Chesapeake Drive Redwood City, California	94063
(Address of Principal Executive Offices)	(Zip Code)

(650) 995-8200

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 23, 2013, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 27,830,054.

OncoMed Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OncoMed Pharmaceuticals, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,173	$16,263
Short-term investments	40,291	49,976
Receivables – related parties	23	4,023
Prepaid and other current assets	1,224	1,123

Total current assets	57,711	71,385
Property and equipment, net	4,884	5,462
Other assets	3,639	2,921

Total assets	$66,234	$79,768

Liabilities, convertible preferred stock, and stockholders’ deficit
Current liabilities:
Accounts payable	$812	$849
Accrued liabilities	6,008	3,798
Current portion of deferred revenue	22,726	14,726
Current portion of deferred rent	596	560
Liability for shares issued with repurchase rights	11	14
Convertible preferred stock warrant liability	328	182

Total current liabilities	30,481	20,129
Deferred revenue, less current portion	11,457	17,320
Deferred rent, less current portion	3,460	3,750
Liability for shares issued with repurchase rights, less current portion	18	23

Total liabilities	45,416	41,222
Commitments and contingencies
Convertible preferred stock, $0.001 par value; 126,344,544 shares authorized at June 30, 2013 and December 31, 2012; 21,180,280 shares issued and outstanding at June 30, 2013 and December 31, 2012; aggregate liquidation value of $187,086 at June 30, 2013 and December 31, 2012	182,773	182,773
Stockholders’ deficit:
Class A common stock, $0.001 par value; 142,675,102 shares authorized; 1,103,515 and 1,075,638 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	6	6
Convertible Class B common stock, $0.001 par value; 44,440 shares authorized; 7,796 shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	4,621	4,107
Accumulated other comprehensive income	15	15
Accumulated deficit	(166,597)	(148,355)

Total stockholders’ deficit	(161,955)	(144,227)

Total liabilities, convertible preferred stock, and stockholders’ deficit	$66,234	$79,768

See accompanying notes.

ONCOMED PHARMACEUTICALS, INC.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Collaboration revenue - related party	$493	$5,493	$985	$5,985
Collaboration revenue	2,439	2,000	4,878	4,000
Grant revenue	—	—	—	22

Total revenue	2,932	7,493	5,863	10,007
Operating expenses:
Research and development	10,475	9,569	20,051	20,895
General and administrative	1,952	1,716	3,936	3,477

Total operating expenses	12,427	11,285	23,987	24,372

Loss from operations	(9,495)	(3,792)	(18,124)	(14,365)
Interest and other income, net	(149)	34	(118)	86
Interest expense	—	(1)	—	(6)

Net loss	$(9,644)	$(3,759)	$(18,242)	$(14,285)

Net loss per common share, basic and diluted	$(8.83)	$(3.64)	$(16.77)	$(13.97)

Shares used to compute net loss per common share, basic and diluted	1,091,782	1,032,593	1,087,863	1,022,859

See accompanying notes.

ONCOMED PHARMACEUTICALS, INC.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(9,644)	$(3,759)	$(18,242)	$(14,285)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(5)	21	(1)	(24)

Total comprehensive loss	$(9,649)	$(3,738)	$(18,243)	$(14,309)

See accompanying notes.

ONCOMED PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(18,242)	$(14,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	701	705
Stock-based compensation	490	416
Revaluation of convertible preferred stock warrant liability	146	(25)
Prepaid convertible preferred stock warrant expense	1	4
Amortization of discount on short-term investments	(27)	(55)
Changes in operating assets and liabilities:
Receivables – related parties	4,000	(500)
Prepaid and other current assets	(101)	(355)
Other assets	(718)	(2,018)
Accounts payable and accrued liabilities	2,173	(3,165)
Deferred revenue	2,137	(4,491)
Deferred rent	(254)	(189)

Net cash used in operating activities	(9,694)	(23,958)

Investing activities
Purchases of property and equipment	(123)	(610)
Purchases of short-term investments	(25,290)	(23,979)
Maturities of short-term investments	35,000	49,666

Net cash provided by investing activities	9,587	25,077

Financing activities
Proceeds from issuance of common stock	17	123
Repayments on notes payable	—	(202)

Net cash provided by (used in) financing activities	17	(79)

Net (decrease) increase in cash and cash equivalents	(90)	1,040
Cash and cash equivalents at beginning of period	16,263	11,785

Cash and cash equivalents at end of period	$16,173	$12,825

See accompanying notes.

ONCOMED PHARMACEUTICALS, INC.

Notes to the Unaudited Interim Condensed Financial Statements

1. Organization

OncoMed Pharmaceuticals, Inc. (“OncoMed” or the “Company”) is a clinical development-stage biotechnology company focused on discovering and developing first-in-class monoclonal antibody therapeutics targeting cancer stem cells (“CSCs”). The Company was originally incorporated in July 2004 in Delaware. The Company’s operations are based in Redwood City, California and it operates in one segment.

OncoMed has five product candidates in clinical development. The first candidate, demcizumab (OMP-21M18) has completed a single-agent Phase Ia safety and dose escalation trial and is currently in Phase Ib solid tumor combination therapy studies. The second candidate, anti-Notch2/3 (OMP-59R5), is in combination therapy Phase Ib/II trials in pancreatic and small cell lung cancer. The third, fourth and fifth candidates, vantictumab (OMP-18R5), Fzd8-Fc (OMP-54F28) and anti-Notch1 (OMP-52M51), are in single-agent Phase I safety and dose escalation trials. The clinical trials for all five product candidates are ongoing, with the intent of gathering additional data required to proceed to later stage clinical trials and product approval.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or for any other future year. The balance sheet as of December 31, 2012 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2012 included in the Company’s Prospectus filed pursuant to Rule 424(b)(4) on July 18, 2013 with the SEC (the “Prospectus”).

Reverse Stock Split

In July 2013, the Company’s board of directors and stockholders approved an amendment to its amended and restated certificate of incorporation to effect a reverse split of shares of our common stock and convertible preferred stock at a 1-for-5.7 ratio (the “Reverse Stock Split”). The Reverse Stock Split became effective on July 17, 2013. The par value and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock, convertible preferred stock, warrants for common stock, warrants for preferred stock, and per share amounts contained in the financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, preclinical study and clinical trial accruals, fair value of assets and liabilities, convertible preferred stock and related warrants, and common stock, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents.

Short-Term Investments

Short-term investments consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than 365 days from the date of acquisition. Short-term investments are carried at fair value based upon quoted market prices. Unrealized gains and losses on available-for-sale securities are excluded from earnings and were reported as a component of accumulated other comprehensive income. The cost of available-for-sale securities sold is based on the specific-identification method.

Revenue Recognition

The Company generates substantially all its revenue from collaborative research and development agreements with pharmaceutical companies. The terms of the agreements may include nonrefundable upfront payments, milestone payments, other contingent payments and royalties on any product sales derived from collaborations. These multiple element arrangements are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting.

Typically, the Company has not granted licenses to collaborators at the beginning of its arrangements and thus there are no delivered items separate from the research and development services provided. As such, upfront payments are recorded as deferred revenue in the balance sheet and are recognized as collaboration revenue over the estimated period of performance that is consistent with the terms of the research and development obligations contained in the collaboration agreement. The Company periodically reviews the estimated period of performance based on the progress made under each arrangement.

Payments that are contingent upon achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved. Milestones are defined as an event that can only be achieved based on the Company’s performance and there is substantive uncertainty about whether the event will be achieved at the inception of the arrangement. Events that are contingent only on the passage of time or only on counterparty performance are not considered milestones subject to this guidance. Further, the amounts received must relate solely to prior performance, be reasonable relative to all of the deliverables and payment terms within the agreement and commensurate with the Company’s performance to achieve the milestone after commencement of the agreement. Other contingent payments received for which payment is contingent solely on the results of a collaborative partner’s performance (bonus payments) are not accounted for using the milestone method. Such bonus payments will be recognized as revenue when collectability is reasonably assured.

Customer Concentration

Customers whose collaborative research and development revenue accounted for 10% or more of total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
GSK (related party)	17%	73%	17%	60%
Bayer	83%	27%	83%	40%

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, potentially dilutive securities consisting of convertible preferred stock, stock options and warrants are considered to be common stock equivalents and were excluded in the calculation of diluted net loss per common share because their effect would be antidilutive for all periods presented.

Newly Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is the culmination of the FASB’s redeliberation on reporting reclassification adjustments from accumulated other comprehensive income. The Company has adopted this guidance effective January 1, 2013. The adoption of this guidance did not have a material impact on the Company’s financial statements.

3. Cash Equivalents and Investments

The fair value of securities, not including cash at June 30, 2013, were as follows (in thousands):

	June 30, 2013
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$7,649	$—	$—	$7,649
U.S. treasury bills	40,276	15	—	40,291

Total available-for-sale securities	$47,925	$15	$—	$47,940

Classified as:
Cash equivalents				$7,649
Short-term investments				40,291

Total cash equivalents and investments				$47,940

The fair value of securities, not including cash at December 31, 2012, were as follows (in thousands):

	December 31, 2012
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$7,937	$—	$—	$7,937
U.S. treasury bills	49,961	15	—	49,976

Total available-for-sale securities	$57,898	$15	$—	$57,913

Classified as:
Cash equivalents				$7,937
Short-term investments				49,976

Total cash equivalents and investments				$57,913

All available-for-sale securities held as of June 30, 2013 and December 31, 2012 had contractual maturities of less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

4. Fair Value Measurements

The Company records its financial assets and liabilities at fair value. The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, contract receivables and accounts payable, approximate their fair value due to their short maturities. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

•	Level 1: Inputs which include quoted prices in active markets for identical assets and liabilities.

•

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$7,649	$—	$—	$7,649
U.S. treasury bills	—	40,291	—	40,291

Total	$7,649	$40,291	$—	$47,940

Liabilities:
Convertible preferred stock warrant liability	$—	$—	$328	$328

Total	$—	$—	$328	$328

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$7,937	$—	$—	$7,937
U.S. treasury bills	—	49,976	—	49,976

Total	$7,937	$49,976	$—	$57,913

Liabilities:
Convertible preferred stock warrant liability	$—	$—	$182	$182

Total	$—	$—	$182	$182

Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. The Company classifies U.S. Treasury securities as Level 2. There were no transfers between Level 1 and Level 2 during the periods presented. The Company’s Level 3 liabilities consist of its convertible preferred stock warrant liability. The fair values of the outstanding convertible preferred stock warrants are measured using the Black-Scholes option-pricing model. Inputs used to determine estimated fair value include the estimated fair value of the underlying preferred stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying stock. The significant unobservable input used in the fair value measurement of the convertible preferred stock warrant liability is the estimated fair value of the underlying preferred stock at the remeasurement date. Generally, increases (decreases) in the fair value of the underlying preferred stock would result in a directionally similar impact to the estimated fair value measurement.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities, which are measured on a recurring basis (in thousands):

Balance as of December 31, 2012	$182
Change in estimated fair value recorded as a (gain) or loss in the statement of operations, net	146

Balance as of June 30, 2013	$328

The estimated fair value of the convertible preferred stock warrants outstanding was determined using the Black-Scholes valuation model using the following assumptions:

	As of June 30,
	2013	2012
Risk-free interest rate	0.22%	0.33%
Weighted-average volatility	70.9%	59.0%
Dividend yield	—%	—%
Contractual term	0.5 - 2.25 years	1.0 - 3.25 years

5. Collaborations

The Company has recognized the following revenues from its collaboration agreements with GlaxoSmithKline LLC (“GSK”) and Bayer Pharma AG (“Bayer”) during the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
GSK:
Recognition of upfront payment and contract study	$493	$493	$985	$985
Milestone revenue	—	5,000	—	5,000

GSK total	493	5,493	985	5,985

Bayer:
Recognition of upfront payments	2,439	2,000	4,878	4,000

Bayer total	2,439	2,000	4,878	4,000

Total collaboration related revenue	$2,932	$7,493	$5,863	$9,985

As GSK has an equity ownership in the Company, all transactions with GSK are considered to be related party transactions and have been noted as such in the accompanying financial statements.

In June 2013, the Company received an $8.0 million advance payment from GSK pursuant to the terms of its anti-Notch2/3 (OMP-59R5) program. The $8.0 million has been recorded as deferred revenue and will be recognized as collaboration revenue upon the achievement of the underlying substantive milestone, which is expected to be in the second half of 2013.

As of June 30, 2013, the Company was eligible to receive in its collaboration with GSK up to $81.0 million in future development milestone payments prior to the completion of certain Phase II proof-of-concept (“POC”) clinical trials. These remaining potential development milestones include up to $5.0 million prior to the completion of the proof-of-principle work related to the anti-Notch1 (OMP-52M51) and anti-Notch2/3 (OMP-59R5) programs, up to $16.0 million for the start of certain Phase II clinical trials, including a $5.0 million bonus payment, and up to $60.0 million if GSK exercises its options for the two programs, including a $10.0 million bonus payment. GSK has the option to license the programs at Phase II POC, and will be responsible for all further development and commercialization following such option exercise. If GSK successfully develops and commercializes both candidates for more than one indication, the Company could receive contingent consideration payments of up to $309.0 million for the achievement of regulatory events and up to $280.0 million upon the achievement of certain levels of worldwide net sales, for a total of $670.0 million of potential future payments. In addition, the Company can earn royalty payments on all future collaboration product sales, if any. As all contingent consideration payments are based solely on the performance of GSK, the milestone method of accounting will not be applied to such amounts.

As of June 30, 2013, the Company was eligible to receive in its collaboration with Bayer up to $35.0 million in future development milestone payments for its development of biologic product candidates, prior to the point that Bayer exercises its options. The Company is eligible to receive up to $55.0 million if Bayer exercises its options for biologic product candidates. Bayer will be responsible for all further development and commercialization following the exercise of an option for a product candidate. The Company is eligible to receive up to $24.0 million in development milestone payments for the small molecule candidates. If Bayer successfully develops and commercializes all of the product candidates for more than one indication, the Company could receive contingent consideration payments of up to $185.0 million for the achievement of regulatory events (up to $135.0 million for biologics and $50.0 million for small molecules) and up to $1.0 billion upon the achievement of specified future product sales (up to $862.5 million for biologics and $140.0 million for small molecules). As all contingent consideration payments are based solely on the performance of Bayer, the milestone method of accounting will not be applied to such amounts.

6. Stock Incentive Plan

As of June 30, 2013, a total of 3,428,494 shares of common stock have been authorized for issuance under the 2004 Stock Incentive Plan (the “2004 Stock Plan”).

The following table summarizes activity under the 2004 Stock Plan, including grants to nonemployees and restricted stock issued:

(In thousands, except per share amounts)	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Balances at December 31, 2012	211	2,449	$3.48
Options granted	(123)	123	8.55
Options exercised	—	(26)	0.64
Options forfeited	2	(2)	7.26

Balances at June 30, 2013	90	2,544	$3.75	$28,618

Vested – June 30, 2013		1,912	$3.15	$22,646

Expected to vest – June 30, 2013		570	$5.55	$5,380

The weighted-average grant-date estimated fair value of options granted during the six months ended June 30, 2013 was $8.55 per share. There were no options granted during the three months ended June 30, 2013. The intrinsic value was calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock of $15.00 as of June 30, 2013.

Liability for Shares with Repurchase Rights

At June 30, 2013 and December 31, 2012, there were 6,535 and 8,333 shares of common stock outstanding, respectively, subject to the Company’s right of repurchase at prices ranging from $3.42 to $4.56 per share. At June 30, 2013 and December 31, 2012, the Company recorded $29,000 and $37,000, respectively, as liabilities associated with shares issued with repurchase rights.

Stock-Based Compensation

Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development	$134	$122	$274	$244
General and administrative	131	91	216	172

Total	$265	$213	$490	$416

As of June 30, 2013, the Company had $1.9 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over an estimated weighted-average period of 1.5 years.

The estimated grant date fair value of employee stock options was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted-average volatility	—%	64.0%	68.5%	64.0%
Weighted-average expected term (years)	—	6.2	6.2	6.2
Risk-free interest rate	—%	1.38%	1.40%	1.38%
Expected dividend yield	—	—	—	—

7. Net Loss per Common Share

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive:

	Three and Six Months Ended June 30,
	2013	2012
Convertible preferred stock	21,180,280	21,180,280
Options to purchase common stock	2,544,101	2,389,914
Warrants to purchase convertible preferred stock	38,210	47,859

	23,762,591	23,618,053

8. Income Taxes

The Company did not record a provision for income taxes for the three- and six- months ended June 30, 2013 and 2012, because it expected to generate a net operating loss for the years ending December 31, 2013 and 2012. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

9. Subsequent Events

On July 17, 2013, the Company’s registration statement on Form S-1 (File No. 333-181331) relating to the initial public offering (the “IPO”) of its common stock was declared effective by the SEC. The IPO closed on July 23, 2013 at which time the Company sold 5,520,000 shares of its common stock, which includes 720,000 shares of common stock purchased by the underwriters upon the full exercise of their option to purchase additional shares of common stock. The Company received net cash proceeds of $82.7 million from the IPO, net of underwriting discounts and commissions and expenses paid by the Company.

Concurrently with the closing of the IPO, all outstanding shares of convertible preferred stock converted into 21,180,280 shares of common stock with the related carrying value of $182.8 million reclassified to common stock and additional paid-in capital. In addition, all convertible preferred stock warrants were converted into common stock warrants.

In July 2013, the Company’s board of directors and stockholders approved the following:

•

Employee Stock Purchase Plan – The Company initially reserved 300,000 shares of common stock for issuance under its Employee Stock Purchase Plan as of its effective date of July 17, 2013. On the first day of each calendar year, beginning in 2014 and ending in 2023, the number of shares in the reserve will increase by the least of 350,000 shares, 1% of the shares of the Company’s common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year or such smaller number of shares of stock as determined by the Company’s board of directors.

•

2013 Equity Incentive Award Plan – The Company initially reserved 500,000 shares of common stock for issuance under its 2013 Equity Incentive Award Plan as of its effective date of July 17, 2013, plus 90,125 shares which were then available for issuance under the 2004 Stock Plan. No future awards will be made under the 2004 Stock Plan. The number of shares reserved for issuance under the 2013 Equity Incentive Award Plan will increase by the number of shares represented by awards outstanding under the 2004 Stock Plan that are forfeited or lapse unexercised and which following July 17, 2013 are not issued under the 2004 Stock Plan. Additionally, on the first day of each calendar year, beginning in 2014 and ending in 2023, the number of shares in the reserve will increase by the least of 1,500,000 shares, 4% of the shares of the Company’s common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year or such smaller number of shares of stock as determined by the Company’s board of directors.

In August 2013, the Company and Bayer entered into Amendment 2 of the Collaboration and Option Agreement. The amendment confirms the achievement of a development milestone of $10.0 million for dose escalation of vantictumab (OMP-18R5) in Phase Ia as well as agreement on the Phase Ib trial design. In addition, the amendment excludes a target that is not being developed under the collaboration. This amendment was not considered a material modification for accounting or reporting purposes. The $10.0 million milestone was invoiced to Bayer upon signing the amendment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed financial statements (unaudited) and related notes included elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements, include, but are not limited to, the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs; our ability to advance product candidates into, and successfully complete, clinical trials; our receipt of future milestone payments and/or royalties, and the expected timing of such payments; our collaborators’ exercise of their license options; the commercialization of our product candidates; the implementation of our business model, strategic plans for our business, product candidates and technology; the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology; estimates of our expenses, future revenues, capital requirements and our needs for additional financing; the timing or likelihood of regulatory filings and approvals; our ability to maintain and establish collaborations or obtain additional government grant funding; our use of proceeds from our IPO; our financial performance; and developments relating to our competitors and our industry. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in the Prospectus or described elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report on Form 10-Q, the terms “OncoMed,” “Company,” “OncoMed Pharmaceuticals,” “we,” “us” and “our” refer to OncoMed Pharmaceuticals, Inc., a Delaware corporation, unless otherwise noted.

Overview

OncoMed is a clinical development-stage biopharmaceutical company focused on discovering and developing first-in-class monoclonal antibody therapeutics targeting CSCs. Our approach has been to target CSCs, also known as tumor-initiating cells. Common cancer drugs target bulk tumor cells but have limited impact on CSCs, thereby providing a path for recurrence of the tumor. We utilize our proprietary technologies to identify and validate multiple potential targets critical to CSC self-renewal and differentiation. These targets are in pathways implicated in cancer biology and stem cell biology, including the Notch, Wnt and other fundamental CSC pathways. We believe our product candidates are quite distinct from current generations of chemotherapies and targeted therapies, and have the potential to significantly impact cancer treatment and the clinical outcome of patients with cancer. All of our product candidates were discovered internally in our own research laboratories.

We have five anti-CSC product candidates in clinical development. Additionally, other antibodies are in preclinical development with Investigational New Drug (“IND”) filings planned for 2014 and beyond. The first candidate, demcizumab, has completed single-agent Phase Ia safety and dose escalation trials and is currently in Phase Ib combination therapy trials in patients with non-small cell lung cancer and pancreatic cancer and we will soon initiate a Phase Ib/II trial combining demcizumab with paclitaxel in ovarian cancer in the second half of 2013. The second candidate, anti-Notch2/3 (OMP-59R5), is in a Phase Ib/II trial in pancreatic cancer in combination therapy with gemcitabine (recently amended to include Abraxane®) and a second Phase Ib/II trial in small cell lung cancer in combination therapy with etoposide and cisplatin chemotherapy. The third and fourth candidates, vantictumab (OMP-18R5) and Fzd8-Fc (OMP-54F28), are in single-agent Phase I safety and dose escalation trials in solid tumor malignancies, and we expect three Phase Ib combination trials to initiate for vantictumab in 2013 and for OMP-54F28 in late 2013 or early 2014. The fifth candidate, anti-Notch1 (OMP-52M51), is in two single-agent Phase Ia safety and dose escalation trials in hematologic and solid tumor malignancies. The clinical trials for all five product candidates are ongoing, with the intent of gathering additional data required to proceed to later stage clinical trials and product approval.

Initial Public Offering

On July 17, 2013, our registration statement on Form S-1 (File No. 333-181331) relating to the IPO of our common stock was declared effective by the SEC. The IPO closed on July 23, 2013 at which time we sold 5,520,000 shares of our common stock, which includes 720,000 shares of common stock purchased by the underwriters upon the full exercise of their option to purchase additional shares of common stock. We received cash proceeds of $82.7 million from the IPO, net of underwriting discounts and commissions and expenses paid by us.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales. Our revenue to date has been primarily derived from upfront payments and development milestones received from GSK and Bayer. We recognize revenue from upfront payments ratably over the term of our estimated period of performance under the agreements. In addition to receiving upfront payments, we may also be entitled to milestone and other contingent payments upon achieving predefined objectives. Such payments are recorded as revenue when we achieve the underlying milestone if there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved.

The following table summarizes our revenue for the three months and six months ended June 30, 2013 and 2012.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In thousands)	2013	2012	2013	2012
GSK:
Recognition of upfront payment	$368	$368	$735	$735
Recognition of contract study	125	125	250	250
Milestone revenue	—	5,000	—	5,000

GSK total	493	5,493	985	5,985

Bayer:
Recognition of upfront payment	2,439	2,000	4,878	4,000
Milestone revenue	—	—	—	—

Bayer total	2,439	2,000	4,878	4,000

Grant revenue	—	—	—	22

Total revenue	$2,932	$7,493	$5,863	$10,007

We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of milestones and other payments from our collaborations with GSK and Bayer or any new collaboration we may enter into, and any new government grants that we may receive in the future.

Research and Development

Research and development expenses represent costs incurred to conduct research such as the discovery and development of clinical candidates for GSK and Bayer as well as discovery and development of our proprietary unpartnered product candidates. We expense all research and development costs as they are incurred. Our research and development expenses consist of employee salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, manufacturing, preclinical studies, clinical trial activities, laboratory consumables, and allocated facility costs.

At any point in time, we typically have various early stage research and drug discovery projects. Our internal resources, employees and infrastructure are not directly tied to any one research or drug discovery project and are typically deployed across multiple projects. As such, we do not maintain information regarding these costs incurred for these early stage research and drug discovery programs on a project-specific basis.

The following table summarizes our research and development expenses for the three months and six months ended June 30, 2013 and 2012. The internal costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline. The external program costs reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2013	2012	2013	2012
Internal Costs:
Cancer biology	$2,360	$2,390	$4,658	$5,328
Molecular and cellular biology	1,534	1,582	3,161	3,260
Process development and manufacturing	1,060	1,309	2,126	2,765
Product development	1,150	867	2,254	1,753
Pathology and toxicology	336	334	688	639

Subtotal internal costs	6,440	6,482	12,887	13,745

External Program Costs:
Manufacturing	1,016	1,052	1,649	2,744
Clinical	2,551	1,095	4,483	1,923
Translational medicine	438	104	736	403
Toxicology	30	836	296	2,080

Subtotal external program costs	4,035	3,087	7,164	7,150

Total research and development expense	$10,475	$9,569	$20,051	$20,895

We expect our research and development expenses will increase in the future as we progress our unpartnered product candidates, conduct our development activities under our agreements with GSK and Bayer, advance our discovery research projects into the preclinical stage and continue our early stage research. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We or our partners may never succeed in achieving marketing approval for any of our product candidates. The probability of success of each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. For the biologic programs covered under our strategic alliances with GSK and Bayer, we are responsible for development of each product candidate prior to the exercise of GSK’s or Bayer’s option to exclusively license such product candidate. GSK and Bayer may exercise such an option on a product-by-product basis during certain time periods through the end of Phase I or Phase II trials for a product candidate. If GSK exercises its option for a product candidate, all further development obligations for such product candidate are assumed by GSK. If Bayer exercises its option for a product candidate, all development obligations for such product candidate after such product candidate reaches a defined early development stage are assumed by Bayer.

Most of our product development programs are at an early stage; therefore, the successful development of our product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. Given the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical trials of our product candidates or if and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. We anticipate that we and our strategic alliance partners will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to each product candidate’s commercial potential. We will need to raise additional capital or may seek additional strategic alliances in the future in order to complete the development and commercialization of our product candidates.

General and Administrative

Our general and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resource, audit, tax and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. We expect to incur additional expenses as a result of being a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, we expect to incur increased expenses related to additional insurance, investor relations and other increases related to needs for additional human resources and professional services with being a public company.

Interest and Other Income, net

Interest income consists primarily of interest received on our cash, cash equivalents and short-term investments balances.

Other income (expense) primarily includes gains and losses from the remeasurement of our liabilities related to our convertible preferred stock warrants. We will continue to record adjustments to the estimated fair value of the convertible preferred stock warrants until they are exercised, or expire. At that time, the convertible preferred stock warrant liability will be reclassified to additional paid-in capital and we will no longer record any related periodic fair value adjustments. Following the IPO, our convertible stock warrants became exercisable for common stock rather than convertible preferred stock.

Interest Expense

Interest expense consists primarily of interest on our outstanding borrowings, which was fully repaid in August 2012.

Critical Accounting Polices and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three and six months ended June 30, 2013, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Prospectus.

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2012

	THREE MONTHS ENDED JUNE 30,		DOLLAR CHANGE
(In thousands)	2013	2012
Revenue:
Collaboration revenue—related party	$493	$5,493	$(5,000)
Collaboration revenue	2,439	2,000	439

Total revenue	2,932	7,493	(4,561)
Operating expenses:
Research and development	10,475	9,569	906
General and administrative	1,952	1,716	236

Total operating expenses	12,427	11,285	1,142

Loss from operations	(9,495)	(3,792)	(5,703)
Interest and other income, net	(149)	34	(183)
Interest expense	—	(1)	1

Net loss	$(9,644)	$(3,759)	$(5,885)

Revenue

Total revenue for the three months ended June 30, 2013 was $2.9 million, a decrease of $4.6 million, or 61%, compared to total revenue of $7.5 million for the three months ended June 30, 2012. This decrease was mainly due to a decrease in collaboration revenue—related party under the GSK agreement that resulted from the achievement of $5.0 million of development milestones in 2012 related to the proof-of-principle for the anti-Notch2/3 (OMP-59R5) program. There were no milestones achieved during the three months ended June 30, 2013. This decrease was partially offset by an increase of $0.4 million in collaboration revenue related to the amortization of a $5.0 million payment from Bayer for the Fzd8-Fc (OMP-54F28) program received at the signing of an amendment in August 2012.

Research and Development

Research and development expenses were $10.5 million for the three months ended June 30, 2013, an increase of $0.9 million, or 9%, compared to research and development expenses of $9.6 million for the three months ended June 30, 2012. The increase was comprised of a $0.9 million increase in our external program costs. Our internal program costs remained relatively flat for the three months ended June 30, 2013 and 2012

The increase in our external program costs of $0.9 million was primarily due to a $1.5 million increase in clinical costs an increase of $0.3 million in translational medicine research costs due to higher patient enrollment for various programs, partially offset by $0.8 million decrease in toxicology studies primarily related to the anti-Notch1 (OMP-52M51) program.

General and Administrative

General and administrative expenses were $2.0 million for the three months ended June 30, 2013, an increase of $0.3 million, or 14%, compared to general and administrative expenses of $1.7 million for the three months ended June 30, 2012. The increase is primarily due to higher legal fees of $0.3 million and higher employee related costs of $0.1 million due to increase in headcount. This increase is partially offset by lower consulting fees from third party vendors of $0.1 million.

Interest and Other Income, net

Interest and other income, net was $(149,000) for the three months ended June 30, 2013, a decrease of $183,000, compared to interest and other income, net of $34,000 for the three months ended June 30, 2012. The decrease was primarily due to the increase in the fair value of the convertible preferred stock warrant liability.

Comparison of the Six Months Ended June 30, 2013 and 2012

	SIX MONTHS ENDED JUNE 30,		DOLLAR CHANGE
(In thousands)	2013	2012
Revenue:
Collaboration revenue—related party	$985	$5,985	$(5,000)
Collaboration revenue	4,878	4,000	878
Grant revenue	—	22	(22)

Total revenue	5,863	10,007	(4,144)
Operating expenses:
Research and development	20,051	20,895	(844)
General and administrative	3,936	3,477	459

Total operating expenses	23,987	24,372	(385)

Loss from operations	(18,124)	(14,365)	(3,759)
Interest and other income, net	(118)	86	(204)
Interest expense	—	(6)	6

Net loss	$(18,242)	$(14,285)	$(3,957)

Revenue

Total revenue for the six months ended June 30, 2013 was $5.9 million, a decrease of $4.1 million, or 41%, compared to total revenue of $10.0 million for the six months ended June 30, 2012. This decrease was mainly due to a decrease in collaboration revenue—related party under the GSK agreement that resulted from the achievement of $5.0 million of development milestones in 2012 related to the proof-of-principle for the anti-Notch2/3 (OMP-59R5) program. There were no milestones achieved during the three months ended June 30, 2013. This decrease was partially offset by an increase of $0.9 million in collaboration revenue related to the amortization of a $5.0 million payment from Bayer for the Fzd8-Fc (OMP-54F28) program received at the signing of an amendment in August 2012.

Research and Development

Research and development expenses were $20.1 million for the six months ended June 30, 2013, a decrease of $0.8 million, or 4%, compared to research and development expenses of $20.9 million for the six months ended June 30, 2012. The decrease was comprised of a $0.9 million decrease in our internal costs, offset by a $0.1 million increase in our external program costs.

The decrease in our internal costs of $0.9 million was primarily due to a decrease of $0.6 million in contract services and a decrease of $0.6 million in facility and office related expenses. This decrease is partially offset by a $0.4 million increase in personnel costs due to an increase in headcount.

The increase in our external program costs of $0.1 million was primarily due to an increase of $2.6 million in clinical costs resulting from higher patient enrollment for various programs and an increase of $0.3 million in clinical supplies and stability studies for various programs in 2013 compared to 2012. These increases were partially offset by a $1.0 million decrease in manufacturing costs due to the completion of anti-Notch1 (OMP-52M51) manufacturing runs, and a decrease cost of $1.7 million in toxicology studies primarily related to the anti-Notch1 (OMP-52M51) program.

General and Administrative

General and administrative expenses were $3.9 million for the six months ended June 30, 2013, an increase of $0.4 million, or 13%, compared to general and administrative expenses of $3.5 million for the six months ended June 30, 2012. The increase was primarily due to higher legal fees of $0.4 million.

Interest and Other Income, net

Interest and other income, net was $(118,000) for the six months ended June 30, 2013, a decrease of $204,000 compared to interest and other income, net of $86,000 for the six months ended June 30, 2012. The decrease was primarily due to an increase in the fair value of the convertible preferred stock warrant liability.

Interest Expense

Interest expense was $6,000 for the six months ended June 30, 2012. There was no interest expense for the six months ended June 30, 2013 as the outstanding borrowings under the equipment lease line were fully repaid in August 2012.

Liquidity and Capital Resources

As of June 30, 2013, we had cash, cash equivalents, and short term investments totaling $56.5 million. In connection with our IPO that closed in July 2013, we received cash proceeds of $82.7 million, net of underwriters’ discounts and commissions and expenses paid by the Company. Prior to the IPO, we funded our operations primarily with cash flows from the sales of our convertible preferred stock in private placements and from the upfront and milestone payments and other collaboration related payments received under the GSK and Bayer collaborative arrangements.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and short-term investments as of June 30, 2013, along with the net proceeds from the IPO, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the achievement of milestones and/or exercise of options under our agreements with GSK and Bayer;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our product candidates and potential product candidates;

•	the number and characteristics of product candidates that we pursue;

•	the progress, costs and results of our clinical trials;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	funding we may receive under any new collaborations we may enter into or new government grants we may be awarded in the future;

•	the costs and timing of hiring new employees to support our continued growth; and

•	the costs and timing of procuring clinical supplies of our product candidates.

The following table summarizes our cash flows for the periods indicated (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2013	2012
Cash used in operating activities	$(9,694)	$(23,958)
Cash provided by investing activities	9,587	25,077
Cash provided by (used in) financing activities	17	(79)

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2013 was $9.7 million. The net loss of $18.2 million was offset by non-cash charges of $0.7 million for depreciation and amortization, $0.5 million for stock-based compensation and $0.2 million for the revaluation of the convertible preferred stock warrant liability. The increase in net operating assets of $7.2 million was due to the decrease in accounts receivable of $4.0 million due to the collection of the related party receivable from GSK and the increase in accounts payable and accrued liabilities of $2.2 million as a result of the timing of our payments. Deferred revenue increased by $2.1 million due to receipt of $8.0 million payment from GSK related to the initiation of the Phase Ib clinical trial in the second indication of its anti-Notch2/3 (OMP-59R5) program, partially offset by the amortization of upfront and milestone payments from the GSK and Bayer arrangements in the amount of $5.9 million. Other assets increased by $0.7 million due to the capitalization of IPO costs related to the IPO.

Cash used in operating activities for the six months ended June 30, 2012 was $24.0 million. The net loss of $14.3 million was offset by non-cash charges of $0.7 million for depreciation and amortization and $0.4 million for stock-based compensation. The decrease in net operating assets of $10.7 million was due to the decrease in deferred revenue of $4.5 million from amortization of upfront payments from the GSK and Bayer arrangements, and accounts payable and accrued liabilities decreased by $3.2 million as a result of the timing of our payments. In addition, other assets increased by $2.0 million due to the capitalization of IPO costs related to the IPO, and accounts receivable increased by $0.5 million due to the final payment due from GSK for the preliminary study under the GSK amendment.

Cash Flows from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2013 was comprised of maturities of short-term investments of $35.0 million, offset by our acquisition of property and equipment of $0.1 million and purchases of short-term investments of $25.3 million.

Cash provided by investing activities for the six months ended June 30, 2012 was comprised of maturities of short-term investments of $49.7 million, offset by our acquisition of property and equipment of $0.6 million and purchases of short-term securities of $24.0 million.

Cash flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2013 was due to the proceeds of $17,000 from the issuance of common stock upon the exercise of stock options.

Cash used by financing activities for the six months ended June 30, 2012 was due to the repayment on borrowings of $202,000, offset by proceeds of $123,000 from the issuance of common stock upon the exercise of stock options.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements or any holdings in variable interest entities.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance requires reporting and disclosure about changes in accumulated other comprehensive income balances and reclassifications out of accumulated other comprehensive income. We adopted this guidance as of January 1, 2013 on a prospective basis. This adoption did not have a material effect on our financial statements as the amounts were immaterial for all periods presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $56.5 million as of June 30, 2013, which consist of bank deposits, money market funds and U.S. Treasury Bills. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt as of June 30, 2013.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Foreign Currency Exchange Rate Sensitivity

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in Euro and British Sterling. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward foreign exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made.

An adverse movement in foreign exchange rates could have a material effect on payments we make to foreign suppliers. The impact of an adverse change in foreign exchange rates may be offset in the event we receive a milestone payment from a foreign partner. A hypothetical 10% change in foreign exchange rates during any of the preceding periods presented would not have a material impact on our financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any material litigation or other material legal proceedings.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Prospectus, which are incorporated herein by reference. The risks described in the Prospectus are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to our risk factors from those set forth in the Prospectus.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

During the three months ended June 30, 2013, we sold an aggregate of 26,021 shares of common stock to employees under the 2004 Stock Plan for cash consideration in the aggregate amount of $16,400 upon the exercise of stock options. The forgoing share number has been adjusted for the 5.7-to-1 reverse stock split that occurred on July 17, 2013. We claimed exemption from registration under the Securities Act for the sales and issuances of these securities under Section 4(2) of the Securities Act in that such sales and issuances did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

(b)

On July 23, 2013, we closed our IPO, in which we sold an aggregate of 5,520,000 shares of common stock at a price to the public of $17.00 per share. The aggregate offering price for shares sold in the offering was $93.9 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-181331), which was declared effective by the SEC on July 17, 2013. No additional shares were registered. The joint book-running managers for the IPO were Jefferies LLC and Leerink Swann LLC. After deducting underwriting discounts, commissions and offering expenses paid or payable by us of approximately $11.2 million, the net proceeds from the offering were approximately $82.7 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus. We invested the funds received in short-term, interest-bearing investment-grade securities and government securities.

(c)

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 5.	Other Information

(a)

The following disclosure is included in this Quarterly Report on Form 10-Q in lieu of filing a Current Report on Form 8-K with respect to disclosure required under Item 1.01 thereof, which would otherwise have been required to be filed by September 3, 2013:

On August 27, 2013, the Company and Bayer entered into Amendment 2 to the Collaboration and Option Agreement (the “Amendment”). The Amendment amends the Company’s existing Collaboration and Option Agreement with Bayer, dated as of June 15, 2010, as previously amended on August 1, 2012 (the “Bayer Collaboration Agreement”). Among other things, the Amendment confirms the achievement by the Company under the Bayer Collaboration Agreement of a development milestone of $10.0 million related to the Phase I trials of vantictumab (OMP-18R5). We invoiced Bayer for the $10.0 million milestone upon signing the amendment.

The foregoing is only a summary of the material terms of the Amendment, does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the Amendment that will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2013. See “Business—Collaboration and License Agreements—Strategic Alliance with Bayer” in the Prospectus for additional information about the Bayer Collaboration Agreement and our strategic alliance with Bayer.

The following disclosure is included in this Quarterly Report on Form 10-Q in lieu of filing a Current Report on Form 8-K with respect to disclosure required under Item 5.02(e) thereof, which would otherwise have been required to be filed by September 4, 2013:

On August 28, 2013, the Board of Directors of the Company approved a special bonus to the Company’s officers for exceptional performance by the management team in its assessment of the Company’s strategic financing options and in its execution of the Company’s financing strategy. The aggregate special bonus pool for all officers and certain employees is $1.0 million. Paul J. Hastings, the Company’s President and Chief Executive Officer, received a bonus of $175,000; John A. Lewicki, Ph.D. the Company’s Executive Vice President and Chief Scientific Officer, received a bonus of $100,000; Jakob Dupont, M.D., the Company’s Senior Vice President and Chief Medical Officer, received a bonus of $125,000; and William D. Waddill, the Company’s Senior Vice President and Chief Financial Officer, received a bonus of $100,000.

(b)

Not applicable.

ITEM 6.	Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on July 23, 2013 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K on July 23, 2013 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.2(A)	Warrant to Purchase Stock, dated October 14, 2004, issued to Silicon Valley Bank (filed as Exhibit 4.2(A) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.2(B)	Amendment to Warrant Agreement, dated December 5, 2005, by and between the registrant and Silicon Valley Bank (filed as Exhibit 4.2(B) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.3(A)	Plain English Warrant, dated January 12, 2007, issued to TriplePoint Capital LLC (filed as Exhibit 4.3(A) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.3(B)	Plain English Warrant, dated January 12, 2007, issued to TriplePoint Capital LLC (filed as Exhibit 4.3(B) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.3(C)	Plain English Warrant, dated March 7, 2008, issued to TriplePoint Capital LLC (filed as Exhibit 4.3(C) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.3(D)	Plain English Warrant, dated October 7, 2008, issued to TriplePoint Capital LLC (filed as Exhibit 4.3(D) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).
4.4(A)	Amended and Restated Investor Rights Agreement, dated October 7, 2008, by and among the registrant and certain stockholders (filed as Exhibit 4.4(A) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.4(B)	Amendment and Consent, dated September 16, 2010, by and among the registrant and certain stockholders (filed as Exhibit 4.4(B) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.1	OncoMed Pharmaceuticals, Inc. 2013 Equity Incentive Award Plan (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.2	Form of Stock Option Agreement under the OncoMed Pharmaceuticals, Inc. 2013 Equity Incentive Award Plan (filed as Exhibit 10.7(B) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.3	OncoMed Pharmaceuticals, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.4	Amendment to Employment Agreement, dated July 2, 2013, by and between the registrant and Paul Hastings (filed as Exhibit 10.9(B) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.5	Form of Lock-up Agreement by and between the registrant and certain stockholders (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.6	Form of Lock-up Agreement by and between the registrant and its officers and directors (filed as Exhibit 10.22(A) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.7	Form of Lock-up Agreement by and between the registrant and certain stockholders (filed as Exhibit 10.22(B) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.8	Non-Employee Director Compensation Policy, adopted August 28, 2013.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101*	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Balance Sheets at June 30, 2013 (unaudited) and December 31, 2012, (ii) Condensed Statements of Operations and Comprehensive Loss (unaudited) for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2013 and 2012, and (iv) Notes to Condensed Financial Statements.

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OncoMed Pharmaceuticals, Inc.

Date: September 3, 2013	By:	/s/ William D. Waddill
William D. Waddill Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on July 23, 2013 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K on July 23, 2013 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.2(A)	Warrant to Purchase Stock, dated October 14, 2004, issued to Silicon Valley Bank (filed as Exhibit 4.2(A) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.2(B)	Amendment to Warrant Agreement, dated December 5, 2005, by and between the registrant and Silicon Valley Bank (filed as Exhibit 4.2(B) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.3(A)	Plain English Warrant, dated January 12, 2007, issued to TriplePoint Capital LLC (filed as Exhibit 4.3(A) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.3(B)	Plain English Warrant, dated January 12, 2007, issued to TriplePoint Capital LLC (filed as Exhibit 4.3(B) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.3(C)	Plain English Warrant, dated March 7, 2008, issued to TriplePoint Capital LLC (filed as Exhibit 4.3(C) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.3(D)	Plain English Warrant, dated October 7, 2008, issued to TriplePoint Capital LLC (filed as Exhibit 4.3(D) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.4(A)	Amended and Restated Investor Rights Agreement, dated October 7, 2008, by and among the registrant and certain stockholders (filed as Exhibit 4.4(A) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.4(B)	Amendment and Consent, dated September 16, 2010, by and among the registrant and certain stockholders (filed as Exhibit 4.4(B) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.1	OncoMed Pharmaceuticals, Inc. 2013 Equity Incentive Award Plan (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.2	Form of Stock Option Agreement under the OncoMed Pharmaceuticals, Inc. 2013 Equity Incentive Award Plan (filed as Exhibit 10.7(B) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.3	OncoMed Pharmaceuticals, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.4	Amendment to Employment Agreement, dated July 2, 2013, by and between the registrant and Paul Hastings (filed as Exhibit 10.9(B) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.5	Form of Lock-up Agreement by and between the registrant and certain stockholders (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.6	Form of Lock-up Agreement by and between the registrant and its officers and directors (filed as Exhibit 10.22(A) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.7	Form of Lock-up Agreement by and between the registrant and certain stockholders (filed as Exhibit 10.22(B) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.8	Non-Employee Director Compensation Policy, adopted August 28, 2013

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101*	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Balance Sheets at June 30, 2013 (unaudited) and December 31, 2012, (ii) Condensed Statements of Operations and Comprehensive Loss (unaudited) for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2013 and 2012, and (iv) Notes to Condensed Financial Statements.

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.