Form 10-Q
period 2013-09-30
OncoMed Pharmaceuticals Inc
filed 2013-11-13
CIK 1302573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2013, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 27,900,059.

OncoMed Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OncoMed Pharmaceuticals, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,092	$16,263
Short-term investments	117,554	49,976
Accounts receivable—collaboration	10,000	—
Receivables—related parties	23	4,023
Prepaid and other current assets	1,929	1,123

Total current assets	140,598	71,385
Property and equipment, net	4,569	5,462
Other assets	43	2,921

Total assets	$145,210	$79,768

Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,101	$849
Accrued liabilities	6,865	3,798
Current portion of deferred revenue	22,726	14,726
Current portion of deferred rent	610	560
Liability for shares issued with repurchase rights	10	14
Convertible preferred stock warrant liability	—	182

Total current liabilities	32,312	20,129
Deferred revenue, less current portion	8,525	17,320
Deferred rent, less current portion	3,303	3,750
Liability for shares issued with repurchase rights, less current portion	16	23

Total liabilities	44,156	41,222
Commitments and contingencies
Convertible preferred stock, $0.001 par value; no shares and 126,344,544 shares authorized at September 30, 2013 and December 31, 2012, respectively; no shares and 21,180,280 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively; aggregate liquidation value of $187,086 at December 31, 2012	—	182,773
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares and no shares authorized at September 30, 2013 and December 31, 2012, respectively; no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value; 145,000,000 and 142,675,102 shares authorized at September 30, 2013 and December 31, 2012, respectively; 27,848,167 shares and 1,075,638 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	28	6
Convertible Class B common stock, $0.001 par value; no shares and 44,440 shares authorized at September 30, 2013 and December 31, 2012, respectively; no shares and 7,796 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	271,091	4,107
Accumulated other comprehensive income	17	15
Accumulated deficit	(170,082)	(148,355)

Total stockholders’ equity (deficit)	101,054	(144,227)

Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$145,210	$79,768

See accompanying notes.

ONCOMED PHARMACEUTICALS, INC.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Collaboration revenue—related party	$493	$5,493	$1,478	$11,478
Collaboration revenue	12,439	2,250	17,317	6,250
Grant revenue	—	—	—	22

Total revenue	12,932	7,743	18,795	17,750
Operating expenses:
Research and development	13,126	9,496	33,176	30,391
General and administrative	3,175	1,915	7,111	5,391

Total operating expenses	16,301	11,411	40,287	35,782

Loss from operations	(3,369)	(3,668)	(21,492)	(18,032)
Interest and other income (expense), net	(117)	13	(235)	92

Net loss	$(3,486)	$(3,655)	$(21,727)	$(17,940)

Net loss per common share, basic and diluted	$(0.15)	$(3.45)	$(2.55)	$(17.33)

Shares used to compute net loss per common share, basic and diluted	23,178,924	1,060,453	8,532,470	1,035,469

See accompanying notes.

ONCOMED PHARMACEUTICALS, INC.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(3,486)	$(3,655)	$(21,727)	$(17,940)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	2	14	2	(10)

Total comprehensive loss	$(3,484)	$(3,641)	$(21,725)	$(17,950)

See accompanying notes.

ONCOMED PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(21,727)	$(17,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,047	1,055
Stock-based compensation	982	625
Revaluation of convertible preferred stock warrant liability	280	(23)
Prepaid convertible preferred stock warrant expense	2	5
Amortization of discount on short-term investments	(43)	(67)
Changes in operating assets and liabilities:
Accounts receivable—collaboration	(10,000)	—
Receivables—related parties	4,000	—
Prepaid and other current assets	(807)	(483)
Other assets	18	(2,433)
Accounts payable and accrued liabilities	4,685	(2,774)
Deferred revenue	(795)	(2,233)
Deferred rent	(397)	(318)

Net cash used in operating activities	(22,755)	(24,586)

Investing activities
Purchases of property and equipment	(153)	(660)
Purchases of short-term investments	(127,534)	(33,970)
Maturities of short-term investments	60,000	67,666

Net cash provided by (used in) investing activities	(67,687)	33,036

Financing activities
Proceeds from issuance of common stock upon IPO, net	85,155	—
Proceeds from issuance of common stock from exercise of options	116	146
Repayments on notes payable	—	(346)

Net cash provided by (used in) financing activities	85,271	(200)

Net (decrease) increase in cash and cash equivalents	(5,171)	8,250
Cash and cash equivalents at beginning of period	16,263	11,785

Cash and cash equivalents at end of period	$11,092	$20,035

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

OncoMed has five product candidates in clinical development. The first candidate, demcizumab (OMP-21M18) is currently in two Phase Ib solid tumor combination therapy trials and a Phase Ib/II combination therapy trial in ovarian cancer. The second candidate, anti-Notch2/3 (OMP-59R5), is in combination therapy Phase Ib/II trials in pancreatic and small cell lung cancer. The third candidate, vantictumab (OMP-18R5), is in a single-agent Phase I safety and dose escalation trial, as well as in a recently initiated Phase Ib combination therapy trial in breast cancer. The fourth and fifth candidates, Fzd8-Fc (OMP-54F28) and anti-Notch1 (OMP-52M51), are in single-agent Phase I safety and dose escalation trials. The clinical trials for all five product candidates are ongoing, with the intent of gathering additional data required to proceed to later stage clinical trials and product approval.

Initial Public Offering

On July 17, 2013, the Company’s registration statement on Form S-1 (File No. 333-181331) relating to the initial public offering (the “IPO”) of its common stock was declared effective by the SEC. The IPO closed on July 23, 2013 at which time the Company sold 5,520,000 shares of its common stock, which included 720,000 shares of common stock purchased by the underwriters upon the full exercise of their option to purchase additional shares of common stock. The Company received net cash proceeds of $82.7 million from the IPO, net of underwriting discounts and commissions and expenses paid by the Company.

On July 23, 2013, prior to the closing of the IPO, all outstanding shares of convertible preferred stock converted into 21,180,280 shares of common stock with the related carrying value of $182.8 million reclassified to common stock and additional paid-in capital. In addition, all convertible preferred stock warrants were also thereby converted into common stock warrants. Additionally, all shares of Class B common stock were converted into Class A common stock, and the Class A common stock was redesignated “common stock”.

Upon the effectiveness of the Amended and Restated Certificate of Incorporation of the Company on July 23, 2013, the number of shares of capital stock the Company is authorized to issue was increased to 150,000,000 shares, of which 145,000,000 shares may be common stock and 5,000,000 shares may be preferred stock. Both the common stock and preferred stock have a par value of $0.001 per share. There are no shares of preferred stock outstanding at September 30, 2013.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any future period. The balance sheet as of December 31, 2012 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Customer Concentration

Customers whose collaborative research and development revenue accounted for 10% or more of total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
GSK (related party)	4%	71%	8%	65%
Bayer	96%	29%	92%	35%

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period. For purposes of this calculation, potentially dilutive securities consisting of convertible preferred stock, stock options and warrants are considered to be common stock equivalents and were excluded in the calculation of diluted net loss per common share because their effect would be antidilutive for all periods presented.

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

3. Cash Equivalents and Investments

The fair value of securities, not including cash at September 30, 2013, were as follows (in thousands):

	September 30, 2013
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$7,676	$—	$—	$7,676
U.S. treasury bills	117,537	17	—	117,554

Total available-for-sale securities	$125,213	$17	$—	$125,230

Classified as:
Cash equivalents				$7,676
Short-term investments				117,554

Total cash equivalents and investments				$125,230

The fair value of securities, not including cash at December 31, 2012, were as follows (in thousands):

	December 31, 2012
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$7,937	$—	$—	$7,937
U.S. treasury bills	49,961	15	—	49,976

Total available-for-sale securities	$57,898	$15	$—	$57,913

Classified as:
Cash equivalents				$7,937
Short-term investments				49,976

Total cash equivalents and investments				$57,913

All available-for-sale securities held as of September 30, 2013 and December 31, 2012 had contractual maturities of less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$7,676	$—	$—	$7,676
U.S. treasury bills	—	117,554	—	117,554

Total	$7,676	$117,554	$—	$125,230

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$7,937	$—	$—	$7,937
U.S. treasury bills	—	49,976	—	49,976

Total	$7,937	$49,976	$—	$57,913

Liabilities:
Convertible preferred stock warrant liability	$—	$—	$182	$182

Total	$—	$—	$182	$182

Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. The Company classifies U.S. Treasury securities as Level 2. There were no transfers between Level 1 and Level 2 during the periods presented. The Company’s Level 3 liabilities at December 31, 2012 consist of its convertible preferred stock warrant liability. The fair values of the outstanding convertible preferred stock warrants are measured using the Black-Scholes option-pricing model. Inputs used to determine estimated fair value include the estimated fair value of the underlying preferred stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying stock. The significant unobservable input used in the fair value measurement of the convertible preferred stock warrant liability is the estimated fair value of the underlying preferred stock at the remeasurement date. Generally, increases (decreases) in the fair value of the underlying preferred stock would result in a directionally similar impact to the estimated fair value measurement. The preferred stock warrants were converted to common stock warrants upon the completion of the IPO and are no longer subject to remeasurement.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities, which are measured on a recurring basis (in thousands):

Balance as of December 31, 2012	$182
Change in estimated fair value recorded as a loss in the statement of operations, net	280
Reclassification of warrant liability to additional paid-in capital	(462)

Balance as of September 30, 2013	$—

The estimated fair value of the convertible preferred stock warrants was determined as of July 17, 2013, the date remeasurement was no longer applicable, and December 31, 2012 using the Black-Scholes option-pricing model using the following assumptions:

	As of July 17, 2013	As of December 31, 2012
Risk-free interest rate	0.94%	0.21%
Weighted-average volatility	68.1%	77.0%
Dividend yield	—%	—%
Contractual term	1.25 - 5.0 years	0.5 - 2.75 years

5. Collaborations

The Company has recognized the following revenues from its collaboration agreements with GlaxoSmithKline LLC (“GSK”) and Bayer Pharma AG (“Bayer”) during the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
GSK:
Recognition of upfront payment and contract study	$493	$493	$1,478	$1,478
Milestone revenue	—	5,000	—	10,000

GSK total	493	5,493	1,478	11,478

Bayer:
Recognition of upfront payments	2,439	2,250	7,317	6,250
Milestone revenue	10,000	—	10,000	—

Bayer total	12,439	2,250	17,317	6,250

Total collaboration related revenue	$12,932	$7,743	$18,795	$17,728

As GSK has an equity ownership in the Company, all transactions with GSK are considered to be related party transactions and have been noted as such in the accompanying financial statements.

In June 2013, the Company received an $8.0 million advance payment from GSK pursuant to the terms of its anti-Notch2/3 (OMP-59R5) program. The $8.0 million has been recorded as deferred revenue and will be recognized as collaboration revenue upon the achievement of the underlying substantive milestone, which is expected to be in the first quarter of 2014.

As of September 30, 2013, the Company was eligible to receive in its collaboration with GSK up to $81.0 million in future development milestone payments prior to the completion of certain Phase II proof-of-concept (“POC”) clinical trials. These remaining potential development milestones include up to $5.0 million for the advancement into specified clinical testing related to the anti-Notch1 (OMP-52M51) program, up to $16.0 million for the start of certain Phase II clinical trials, including a $5.0 million bonus payment, and up to $60.0 million if GSK exercises its options for the two programs, including a $10.0 million bonus payment. GSK has the option to license the anti-Notch1 program as early as the end of Phase Ia or both programs at Phase II POC, and will be responsible for all further development and commercialization following such option exercise. If GSK successfully develops and commercializes both candidates for more than one indication, the Company could receive contingent consideration payments of up to $309.0 million for the achievement of regulatory events and up to $280.0 million upon the achievement of certain levels of worldwide net sales, for a total of $670.0 million of potential future payments. In addition, the Company can earn royalty payments on all future collaboration product sales, if any. As all contingent consideration payments are based solely on the performance of GSK, the milestone method of accounting will not be applied to such amounts.

In August 2013, the Company and Bayer entered into Amendment 2 of the Collaboration and Option Agreement. The amendment confirms the achievement of a development milestone of $10.0 million for dose escalation of vantictumab (OMP-18R5) in Phase Ia as well as agreement on the Phase Ib trial design. In addition, the amendment provides Bayer the opportunity to internally develop a collaboration target that is not being developed under the collaboration. This amendment was not considered a material modification for accounting or reporting purposes. The $10.0 million milestone was invoiced to Bayer upon signing the amendment and is included in accounts receivable—collaboration on the balance sheet at September 30, 2013.

As of September 30, 2013, the Company was eligible to receive in its collaboration with Bayer up to $25.0 million in future development milestone payments for its development of biologic product candidates, prior to the point that Bayer exercises its options. The Company is eligible to receive up to $55.0 million if Bayer exercises its options for biologic product candidates. Bayer will be responsible for all further development and commercialization following the exercise of an option for a product candidate. The Company is eligible to receive up to $24.0 million in development milestone payments for the small molecule candidates. If Bayer successfully develops and commercializes all of the product candidates for more than one indication, the Company could receive contingent consideration payments of up to $185.0 million for the achievement of regulatory events (up to $135.0 million for biologics and $50.0 million for small molecules) and up to $1.0 billion upon the achievement of specified future product sales (up to $862.5 million for biologics and $140.0 million for small molecules). As all contingent consideration payments are based solely on the performance of Bayer, the milestone method of accounting will not be applied to such amounts.

6. Stock Incentive Plans

In July 2013, the Company’s board of directors and stockholders approved the following:

•	Employee Stock Purchase Plan—The Company initially reserved 300,000 shares of common stock for issuance under its Employee Stock Purchase Plan as of its effective date of July 17, 2013. On the first day of each calendar year, beginning in 2014 and ending in 2023, the number of shares in the reserve will increase by the least of 350,000 shares, 1% of the shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year or such smaller number of shares of stock as determined by the Company’s board of directors.

•	2013 Equity Incentive Award Plan—The Company initially reserved 500,000 shares of common stock for issuance under its 2013 Equity Incentive Award Plan (the “2013 Plan”) as of its effective date of July 17, 2013, plus 90,125 shares which were then available for issuance under the Company’s 2004 Stock Incentive Plan (the “2004 Plan”). No future awards will be made under the 2004 Plan. The number of shares reserved for issuance under the 2013 Plan will increase by the number of shares represented by awards outstanding under the 2004 Plan that are forfeited or lapse unexercised and which following July 17, 2013 are not issued under the 2004 Plan. Additionally, on the first day of each calendar year, beginning in 2014 and ending in 2023, the number of shares in the reserve will increase by the least of 1,500,000 shares, 4% of the shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year or such smaller number of shares of stock as determined by the Company’s board of directors.

As of September 30, 2013, a total of 590,505 shares of common stock have been authorized and are available for issuance under the 2013 Plan, including 428,945 shares subject to options outstanding under the 2013 Plan. As of September 30, 2013 a total of 2,516,538 shares are subject to options outstanding under the 2004 Plan, which shares will become available for issuance under the 2013 Plan to the extent the options are forfeited or lapse unexercised without issuance of such shares under the 2004 Plan.

The following table summarizes activity under the 2004 Plan and 2013 Plan, including grants to nonemployees and restricted stock issued:

(In thousands, except per share amounts)	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Balances at December 31, 2012	211	2,449	$3.48
Options authorized	500	—	—
Options granted	(552)	552	15.11
Options exercised	—	(53)	2.18
Options forfeited	3	(3)	6.75

Balances at September 30, 2013	162	2,945	$5.68	$29,086

Vested—September 30, 2013		1,999	$3.32	$23,995

Expected to vest—September 30, 2013		862	$10.67	$4,634

The weighted-average grant-date estimated fair value of options granted during the three and nine months ended September 30, 2013 was $10.67 and $9.46 per share, respectively. The intrinsic value was calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of September 30, 2013.

Liability for Shares with Repurchase Rights

At September 30, 2013 and December 31, 2012, there were 5,636 and 8,333 shares of common stock outstanding, respectively, subject to the Company’s right of repurchase at prices ranging from $3.42 to $4.56 per share. At September 30, 2013 and December 31, 2012, the Company recorded $26,000 and $37,000, respectively, as liabilities associated with shares issued with repurchase rights.

Stock-Based Compensation

Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development	$244	$125	$518	$369
General and administrative	248	84	464	256

Total	$492	$209	$982	$625

As of September 30, 2013, the Company had $7.0 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over an estimated weighted-average period of 2.6 years.

The estimated grant date fair value of employee stock options was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted-average volatility	68.3%	66.1%	68.3%	64.7%
Weighted-average expected term (years)	6.2	6.2	6.2	6.2
Risk-free interest rate	1.91%	1.18%	1.80%	1.32%
Expected dividend yield	—	—	—	—

7. Net Loss per Common Share

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Convertible preferred stock	—	21,180,280	—	21,180,280
Options to purchase common stock	2,945,483	2,387,918	2,945,483	2,387,918
Warrants to purchase convertible preferred stock	—	47,859	—	47,859
Warrants to purchase common stock	25,921	—	25,921	—

	2,971,404	23,616,057	2,971,404	23,616,057

8. Income Taxes

The Company did not record a provision for income taxes for the three- and nine- months ended September 30, 2013 and 2012, because it expected to generate a net operating loss for the years ending December 31, 2013 and 2012. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

9. Subsequent Events

In October 2013, the Company achieved and invoiced a $15.0 million development milestone related to Phase I dose escalation in its Fzd8-Fc program under its agreement with Bayer.

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

Overview

OncoMed is a clinical development-stage biopharmaceutical company focused on discovering and developing first-in-class monoclonal antibody therapeutics targeting CSCs. Our approach has been to target CSCs, also known as tumor-initiating cells. Common cancer drugs target bulk tumor cells but have limited impact on CSCs, thereby providing a path for recurrence of the tumor. We utilize our proprietary technologies to identify and validate multiple potential targets critical to CSC self-renewal and differentiation. These targets are in pathways implicated in cancer biology and stem cell biology, including the Notch, Wnt, RSPO/LGR and other fundamental CSC pathways. We believe our product candidates are quite distinct from current generations of chemotherapies and targeted therapies, and have the potential to significantly impact cancer treatment and the clinical outcome of patients with cancer. All of our product candidates were discovered internally in our own research laboratories.

We have five anti-CSC product candidates in clinical development. Additionally, other antibodies are in preclinical development with Investigational New Drug (“IND”) filings planned for 2014 and beyond. The first candidate, demcizumab, has completed a single-agent Phase Ia safety and dose escalation trial and is currently in Phase Ib combination therapy trials in patients with non-small cell lung cancer and pancreatic cancer and a Phase Ib/II trial combining demcizumab with paclitaxel in ovarian cancer. The second candidate, anti-Notch2/3 (OMP-59R5), is in a Phase Ib/II trial in pancreatic cancer in combination therapy with gemcitabine (recently amended to include Abraxane®) and a second Phase Ib/II trial in small cell lung cancer in combination therapy with etoposide and cisplatin chemotherapy. The third candidate, vantictumab (OMP-18R5), continues in a single-agent Phase Ia trial, and we have recently initiated a Phase Ib trial in combination with paclitaxel in patients with breast cancer, which is the first of three planned Phase Ib combination therapy trials of vantictumab. The fourth candidate, Fzd8-Fc (OMP-54F28), is in a single-agent Phase Ia safety and dose escalation trial in solid tumor malignancies, and we expect three Phase Ib combination trials in late 2013 or early 2014. The fifth candidate, anti-Notch1 (OMP-52M51), is in two single-agent Phase Ia safety and dose escalation trials in hematologic and solid tumor malignancies. The clinical trials for all five product candidates are ongoing, with the intent of gathering additional data required to proceed to later stage clinical trials and product approval.

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

The following table summarizes our revenue for the three months and nine months ended September 30, 2013 and 2012.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In thousands)	2013	2012	2013	2012
GSK:
Recognition of upfront payment	$493	$493	$1,478	$1,478
Milestone revenue	—	5,000	—	10,000

GSK total	493	5,493	1,478	11,478

Bayer:
Recognition of upfront payment	2,439	2,250	7,317	6,250
Milestone revenue	10,000	—	10,000	—

Bayer total	12,439	2,250	17,317	6,250

Grant revenue	—	—	—	22

Total revenue	$12,932	$7,743	$18,795	$17,750

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

The following table summarizes our research and development expenses for the three months and nine months ended September 30, 2013 and 2012. The internal costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline. The external program costs reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012
Internal Costs:
Cancer biology	$2,957	$2,484	$7,615	$7,812
Molecular and cellular biology	1,603	1,670	4,764	4,929
Process development and manufacturing	1,208	1,535	3,334	4,301
Product development	1,552	781	3,806	2,534
Pathology and toxicology	445	322	1,133	961

Subtotal internal costs	7,765	6,792	20,652	20,537

External Program Costs:
Manufacturing	1,527	475	3,176	3,219
Clinical	3,272	1,412	7,755	3,335
Translational medicine	529	430	1,265	833
Toxicology	33	387	328	2,467

Subtotal external program costs	5,361	2,704	12,524	9,854

Total research and development expense	$13,126	$9,496	$33,176	$30,391

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

General and Administrative

Our general and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resource, audit, tax and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. We expect to incur additional expenses as a result of being a public company following the completion of our IPO in July 2013, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, we expect to incur increased expenses related to additional insurance, investor relations and other increases related to needs for additional human resources and professional services with being a public company.

Interest and Other Income (Expense), net

Interest income consists primarily of interest received on our cash, cash equivalents and short-term investments balances.

Other income (expense) primarily includes gains and losses from the remeasurement of our liabilities related to our convertible preferred stock warrants. We recorded adjustments to the estimated fair value of the convertible preferred stock warrants until they were converted upon the completion of the IPO into warrants exercisable for common stock. At that time, the convertible preferred stock warrant liability was reclassified to additional paid-in capital and we no longer record any related periodic fair value adjustments.

Critical Accounting Polices and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three and nine months ended September 30, 2013, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Prospectus.

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012

	THREE MONTHS ENDED SEPTEMBER 30,		DOLLAR CHANGE
(In thousands)	2013	2012
Revenue:
Collaboration revenue—related party	$493	$5,493	$(5,000)
Collaboration revenue	12,439	2,250	10,189

Total revenue	12,932	7,743	5,189
Operating expenses:
Research and development	13,126	9,496	3,630
General and administrative	3,175	1,915	1,260

Total operating expenses	16,301	11,411	4,890

Loss from operations	(3,369)	(3,668)	299
Interest and other income (expense), net	(117)	13	(130)

Net loss	$(3,486)	$(3,655)	$169

Revenue

Total revenue for the three months ended September 30, 2013 was $12.9 million, an increase of $5.2 million, or 67%, compared to total revenue of $7.7 million for the three months ended September 30, 2012. This increase is mainly due to collaboration revenue from Bayer that resulted from achievement of a $10.0 million development milestone for dose escalation of vantictumab (OMP-18R5) in Phase Ia as well as agreement on the Phase Ib trial design in August 2013. This increase is partially offset by the decrease in collaboration revenue—related party under the GSK agreement that resulted from the achievement of $5.0 million of development milestones in 2012 related to the IND filing for the anti-Notch1 (OMP-54M51) program.

Research and Development

Research and development expenses were $13.1 million for the three months ended September 30, 2013, an increase of $3.6 million, or 38%, compared to research and development expenses of $9.5 million for the three months ended September 30, 2012. The increase was comprised of a $2.7 million increase in our external program costs and a $0.9 million increase in our internal program cost.

The increase in our external program costs of $2.7 million was primarily due to an increase of $1.9 million in clinical costs resulting from higher patient enrollment for various programs and an increase of $1.0 million manufacturing costs primarily due to the production of vantictumab (OMP-18R5) manufacturing runs. These increases were partially offset by a decrease of $0.2 million in toxicology studies primarily related to the anti-Notch1 (OMP-52M51) program.

The increase in our internal costs of $0.9 million was primarily due to an increase of $1.0 million in personnel costs due to an increase in headcount as well as a bonus payment and option awards and an increase of $0.1 million in facility and office related expenses. These increases were partially offset by a decrease of $0.2 million in contracted services.

General and Administrative

General and administrative expenses were $3.2 million for the three months ended September 30, 2013, an increase of $1.3 million, or 65%, compared to general and administrative expenses of $1.9 million for the three months ended September 30, 2012. The increase is primarily due to higher employee related costs of $0.7 million due to a bonus payment and option awards, higher legal fees of $0.1 million, and higher consulting fees from third party vendors of $0.3 million.

Interest and Other Income (Expense), net

Interest and other income (expense), net was $(117,000) for the three months ended September 30, 2013, a change of ($130,000), compared to interest and other income, net of $13,000 for the three months ended September 30, 2012. The change was primarily due to the increase in the fair value of the convertible preferred stock warrant liability in 2013.

Comparison of the Nine Months Ended September 30, 2013 and 2012

	NINE MONTHS ENDED SEPTEMBER 30,		DOLLAR
(In thousands)	2013	2012	CHANGE
Revenue:
Collaboration revenue—related party	$1,478	$11,478	$(10,000)
Collaboration revenue	17,317	6,250	11,067
Grant revenue	—	22	(22)

Total revenue	18,795	17,750	1,045
Operating expenses:
Research and development	33,176	30,391	2,785
General and administrative	7,111	5,391	1,720

Total operating expenses	40,287	35,782	4,505

Loss from operations	(21,492)	(18,032)	(3,460)
Interest and other income (expense), net	(235)	92	(327)

Net loss	$(21,727)	$(17,940)	$(3,787)

Revenue

Total revenue for the nine months ended September 30, 2013 was $18.8 million, an increase of $1.0 million, or 6%, compared to total revenue of $17.8 million for the nine months ended September 30, 2012. This increase is mainly due to collaboration revenue from Bayer that resulted from achievement of a $10.0 million development milestone for dose escalation of vantictumab (OMP-18R5) in Phase Ia as well as agreement on the Phase Ib trial design in August 2013. In addition, there was an increase of $1.0 million in collaboration revenue related to the amortization of a $5.0 million payment from Bayer for the Fzd8-Fc (OMP-54F28) program received at the signing of an amendment in August 2012.

The increases were offset by the decrease in collaboration revenue—related party under the GSK agreement that resulted from the achievement of two development milestones in 2012. The first was a $5.0 million development milestone related to the proof-of-principle for the anti-Notch2/3 (OMP-59R5) program and the second was a $5.0 million development milestone related to the IND filing for the anti-Notch 1 (OMP-52M51) program.

Research and Development

Research and development expenses were $33.2 million for the nine months ended September 30, 2013, an increase of $2.8 million, or 9%, compared to research and development expenses of $30.4 million for the nine months ended September 30, 2012. The increase was comprised of a $0.1 million increase in our internal costs and a $2.7 million increase in our external program costs.

The increase in our internal costs of $0.1 million was primarily due to an increase of $1.4 million in personnel costs due to an increase in headcount as well as a bonus payment and option awards. This increase was partially offset by a decrease of $0.8 million in contracted services and a decrease of $0.5 million in lab supplies and reagent related expenses.

The increase in our external program costs of $2.7 million was primarily due to an increase of $4.5 million in clinical costs resulting from higher patient enrollment for various programs in 2013 compared to 2012. These increases were partially offset by a $1.8 million decrease in costs for toxicology studies primarily related to the anti-Notch1 (OMP-52M51) program.

General and Administrative

General and administrative expenses were $7.1 million for the nine months ended September 30, 2013, an increase of $1.7 million, or 32%, compared to general and administrative expenses of $5.4 million for the nine months ended September 30, 2012. The increase was due to higher employee related costs of $0.8 million from a bonus payment and option awards, higher legal fees of $0.5 million, and higher consulting fees from third party vendors of $0.3 million.

Interest and Other Income (Expense), net

Interest and other income (expense), net was $(235,000) for the nine months ended September 30, 2013, a change of ($327,000) compared to interest and other income, net of $92,000 for the nine months ended September 30, 2012. The change was primarily due to an increase in the fair value of the convertible preferred stock warrant liability in 2013.

Liquidity and Capital Resources

As of September 30, 2013, we had cash, cash equivalents, and short term investments totaling $128.6 million. In connection with our IPO that closed in July 2013, we received cash proceeds of $82.7 million, net of underwriters’ discounts and commissions and expenses paid by the Company. Prior to the IPO, we funded our operations primarily with cash flows from the sales of our convertible preferred stock in private placements and from the upfront and milestone payments and other collaboration related payments received under the GSK and Bayer collaborative arrangements.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and short-term investments as of September 30, 2013, along with the net proceeds from the IPO, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the achievement of milestones and/or exercise of options under our agreements with GSK and Bayer;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our product candidates and potential product candidates;

•	the number and characteristics of product candidates that we pursue;

•	the progress, costs and results of our clinical trials;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	funding we may receive under any new collaborations we may enter into or new government grants we may be awarded in the future;

•	the costs and timing of hiring new employees to support our continued growth; and

•	the costs and timing of procuring clinical supplies of our product candidates.

The following table summarizes our cash flows for the periods indicated (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
Cash used in operating activities	$(22,755)	$(24,586)
Cash provided by (used in) investing activities	(67,687)	33,036
Cash provided by (used in) financing activities	85,271	(200)

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2013 was $22.8 million. The net loss of $21.7 million was offset by non-cash charges of $1.0 million for depreciation and amortization, $1.0 million for stock-based compensation and $0.3 million for the revaluation of the convertible preferred stock warrant liability. The change in net operating assets of $3.3 million was due to the increase in accounts receivable – collaboration of $10.0 million due from Bayer for the achievement of a development milestone for dose escalation of vantictumab (OMP-18R5) in Phase Ia as well as agreement on the Phase Ib trial design partially offset by the collection of a related party receivable from GSK of $4.0 million and an increase in accounts payable and accrued liabilities of $4.7 million as a result of the timing of our payments. Deferred revenue decreased by $0.8 million due to receipt of $8.0 million payment from GSK related to the initiation of the Phase Ib clinical trial in the second indication of its anti-Notch2/3 (OMP-59R5) program, partially offset by the amortization of upfront and milestone payments from the GSK and Bayer arrangements in the amount of $8.8 million.

Cash used in operating activities for the nine months ended September 30, 2012 was $24.6 million. The net loss of $17.9 million was offset by non-cash charges of $1.1 million for depreciation and amortization and $0.6 million for stock-based compensation. The change in net operating assets of $8.2 million was due to the decrease in deferred revenue of $2.2 million from amortization of upfront payments from the GSK and Bayer arrangements, and accounts payable and accrued liabilities decreased by $2.8 million as a result of the timing of our payments. In addition, other assets increased by $2.4 million due to the capitalization of costs related to the IPO and prepaid expenses and other current assets increased by $0.5 million.

Cash Flows from Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2013 was comprised of maturities of short-term investments of $60.0 million, offset by purchases of short-term investments of $127.5 million and our acquisition of property and equipment of $0.2 million.

Cash provided by investing activities for the nine months ended September 30, 2012 was comprised of maturities of short-term investments of $68.0 million, offset by purchases of short-term securities of $34.0 million and our acquisition of property and equipment of $0.7 million.

Cash flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2013 was due to the net proceeds of $85.2 million from the IPO.

Cash used by financing activities for the nine months ended September 30, 2012 was due to the repayment on borrowings of $346,000, offset by proceeds of $146,000 from the issuance of common stock upon the exercise of stock options.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements or any holdings in variable interest entities.

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

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $128.6 million as of September 30, 2013, which consist of bank deposits, money market funds and U.S. Treasury Bills. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt as of September 30, 2013.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

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

(a)

During the three months ended September 30, 2013, we sold an aggregate of 11,927 shares of common stock to employees under the 2004 Stock Plan for cash consideration in the aggregate amount of $49,000 upon the exercise of stock options. The foregoing share number has been adjusted for the 5.7-to-1 reverse stock split that occurred on July 17, 2013. We claimed exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), for the sales and issuances of these securities under Section 4(2) of the Securities Act in that such sales and issuances did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

During the three months ended September 30, 2013, we sold an aggregate of 8,492 shares of common stock to SVB Financial Group upon the cashless net exercise in full of a warrant to purchase 12,289 shares of common stock at an exercise price of $5.70 per share. We claimed exemption from registration under the Securities Act for the sale and issuance of these securities under Section 4(2) of the Securities Act in that such sale and issuance did not involve a public offering.

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

(c)

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)

Not applicable.

(b)

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on July 23, 2013 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K on July 23, 2013 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.2(A)	Warrant to Purchase Stock, dated October 14, 2004, issued to Silicon Valley Bank (filed as Exhibit 4.2(A) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.2(B)	Amendment to Warrant Agreement, dated December 5, 2005, by and between the registrant and Silicon Valley Bank (filed as Exhibit 4.2(B) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.3(A)	Plain English Warrant, dated January 12, 2007, issued to TriplePoint Capital LLC (filed as Exhibit 4.3(A) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.3(B)	Plain English Warrant, dated January 12, 2007, issued to TriplePoint Capital LLC (filed as Exhibit 4.3(B) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.3(C)	Plain English Warrant, dated March 7, 2008, issued to TriplePoint Capital LLC (filed as Exhibit 4.3(C) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.3(D)	Plain English Warrant, dated October 7, 2008, issued to TriplePoint Capital LLC (filed as Exhibit 4.3(D) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.4(A)	Amended and Restated Investor Rights Agreement, dated October 7, 2008, by and among the registrant and certain stockholders (filed as Exhibit 4.4(A) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.4(B)	Amendment and Consent, dated September 16, 2010, by and among the registrant and certain stockholders (filed as Exhibit 4.4(B) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.1	OncoMed Pharmaceuticals, Inc. 2013 Equity Incentive Award Plan (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.2	Form of Stock Option Agreement under the OncoMed Pharmaceuticals, Inc. 2013 Equity Incentive Award Plan (filed as Exhibit 10.7(B) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.3	OncoMed Pharmaceuticals, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.4	Amendment to Employment Agreement, dated July 2, 2013, by and between the registrant and Paul Hastings (filed as Exhibit 10.9(B) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.5	Form of Lock-up Agreement by and between the registrant and certain stockholders (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.6	Form of Lock-up Agreement by and between the registrant and its officers and directors (filed as Exhibit 10.22(A) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.7	Form of Lock-up Agreement by and between the registrant and certain stockholders (filed as Exhibit 10.22(B) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.8	Non-Employee Director Compensation Policy, adopted August 28, 2013, as amended October 14, 2013.

10.9†	Amendment 2 to the Collaboration and Option Agreement, dated August 27, 2013, by and between the registrant and Bayer Schering Pharma AG.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101*	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Balance Sheets at September 30, 2013 (unaudited) and December 31, 2012, (ii) Condensed Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2013 and 2012, and (iv) Notes to Condensed Financial Statements.

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OncoMed Pharmaceuticals, Inc.

Date: November 13, 2013	By:	/s/ William D. Waddill
William D. Waddill Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on July 23, 2013 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K on July 23, 2013 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.2(A)	Warrant to Purchase Stock, dated October 14, 2004, issued to Silicon Valley Bank (filed as Exhibit 4.2(A) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.2(B)	Amendment to Warrant Agreement, dated December 5, 2005, by and between the registrant and Silicon Valley Bank (filed as Exhibit 4.2(B) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.3(A)	Plain English Warrant, dated January 12, 2007, issued to TriplePoint Capital LLC (filed as Exhibit 4.3(A) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.3(B)	Plain English Warrant, dated January 12, 2007, issued to TriplePoint Capital LLC (filed as Exhibit 4.3(B) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.3(C)	Plain English Warrant, dated March 7, 2008, issued to TriplePoint Capital LLC (filed as Exhibit 4.3(C) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.3(D)	Plain English Warrant, dated October 7, 2008, issued to TriplePoint Capital LLC (filed as Exhibit 4.3(D) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.4(A)	Amended and Restated Investor Rights Agreement, dated October 7, 2008, by and among the registrant and certain stockholders (filed as Exhibit 4.4(A) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.4(B)	Amendment and Consent, dated September 16, 2010, by and among the registrant and certain stockholders (filed as Exhibit 4.4(B) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.1	OncoMed Pharmaceuticals, Inc. 2013 Equity Incentive Award Plan (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.2	Form of Stock Option Agreement under the OncoMed Pharmaceuticals, Inc. 2013 Equity Incentive Award Plan (filed as Exhibit 10.7(B) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.3	OncoMed Pharmaceuticals, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.4	Amendment to Employment Agreement, dated July 2, 2013, by and between the registrant and Paul Hastings (filed as Exhibit 10.9(B) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.5	Form of Lock-up Agreement by and between the registrant and certain stockholders (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.6	Form of Lock-up Agreement by and between the registrant and its officers and directors (filed as Exhibit 10.22(A) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.7	Form of Lock-up Agreement by and between the registrant and certain stockholders (filed as Exhibit 10.22(B) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

10.8	Non-Employee Director Compensation Policy, adopted August 28, 2013, as amended October 14, 2013.

10.9†	Amendment 2 to the Collaboration and Option Agreement, dated August 27, 2013, by and between the registrant and Bayer Schering Pharma AG.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101*	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Balance Sheets at September 30, 2013 (unaudited) and December 31, 2012, (ii) Condensed Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2013 and 2012, and (iv) Notes to Condensed Financial Statements.

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.