Form 10-Q
period 2014-03-31
OncoMed Pharmaceuticals Inc
filed 2014-05-08
CIK 1302573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 1, 2014, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 29,555,406.

OncoMed Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OncoMed Pharmaceuticals, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$25,950	$208,931
Short-term investments	257,963	107,263
Receivables – related parties	23	23
Prepaid and other current assets	2,502	2,527

Total current assets	286,438	318,744
Property and equipment, net	4,962	4,641
Other assets	10,486	10,300

Total assets	$301,886	$333,685

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,935	$5,706
Income tax payable	—	10,758
Accrued liabilities	10,064	9,860
Current portion of deferred revenue	35,059	35,059
Current portion of deferred rent	637	624
Liability for shares issued with repurchase rights	10	10

Total current liabilities	48,705	62,017
Deferred revenue, less current portion	142,856	148,871
Deferred rent, less current portion	2,980	3,146
Non-current income tax payable	1,517	1,515
Liability for shares issued with repurchase rights, less current portion	11	14

Total liabilities	196,069	215,563

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized at March 31, 2014 and December 31, 2013; 29,538,650 shares and 29,397,964 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	30	29
Additional paid-in capital	294,113	292,505
Accumulated other comprehensive income (loss)	(29)	14
Accumulated deficit	(188,297)	(174,426)

Total stockholders’ equity	105,817	118,122

Total liabilities and stockholders’ equity	$301,886	$333,685

See accompanying notes.

ONCOMED PHARMACEUTICALS, INC.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenue:
Collaboration revenue—related party	$—	$493
Collaboration revenue	6,015	2,439

Total revenue	6,015	2,932
Operating expenses:
Research and development	16,709	9,576
General and administrative	3,213	1,985

Total operating expenses	19,922	11,561

Loss from operations	(13,907)	(8,629)
Interest and other income, net	36	31

Net loss	$(13,871)	$(8,598)

Net loss per common share, basic and diluted	$(0.47)	$(7.92)

Shares used to compute net loss per common share, basic and diluted	29,443,230	1,084,944

See accompanying notes.

ONCOMED PHARMACEUTICALS, INC.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Net loss	$(13,871)	$(8,598)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(43)	5

Total comprehensive loss	$(13,914)	$(8,593)

See accompanying notes.

ONCOMED PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(13,871)	$(8,598)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	328	350
Gain on disposal of equipment	(39)	—
Stock-based compensation	690	225
Revaluation of convertible preferred stock warrant liability	—	(21)
Prepaid convertible preferred stock warrant expense	—	1
Amortization of discount on short-term investments	(23)	(10)
Changes in operating assets and liabilities:
Receivables	—	4,000
Prepaid and other current assets	25	(99)
Other assets	(186)	(249)
Accounts payable	(2,771)	(40)
Accrued liabilities	206	1,550
Deferred revenue	(6,015)	(2,932)
Deferred rent	(153)	(133)
Income tax payable	(10,758)	—

Net cash used in operating activities	(32,567)	(5,956)

Investing activities
Purchases of property and equipment	(610)	(78)
Purchases of short-term investments	(252,991)	(10,292)
Maturities of short-term investments	102,272	10,000

Net cash used in investing activities	(151,329)	(370)

Financing activities
Proceeds from issuance of common stock from exercise of options	347	—
Proceeds from issuance of common stock under employee stock purchase plan	568	—

Net cash provided by financing activities	915	—

Net decrease in cash and cash equivalents	(182,981)	(6,326)
Cash and cash equivalents at beginning of period	208,931	16,263

Cash and cash equivalents at end of period	$25,950	$9,937

See accompanying notes.

ONCOMED PHARMACEUTICALS, INC.

Notes to the Unaudited Interim Condensed Financial Statements

1. Organization

OncoMed Pharmaceuticals, Inc. (“OncoMed” or the “Company”) is a clinical development-stage biotechnology company focused on discovering and developing first-in-class protein therapeutics targeting cancer stem cells (“CSCs”). The Company was originally incorporated in July 2004 in Delaware. The Company’s operations are based in Redwood City, California and it operates in one segment.

The Company has five anti-CSC product candidates in clinical development. Additionally, other product candidates are in preclinical development with Investigational New Drug (“IND”) filings planned for as early as late 2014 or 2015. The first candidate, demcizumab, has completed a single-agent Phase Ia safety and dose escalation trial and is currently in Phase Ib combination therapy trials in patients with non-small cell lung cancer (in combination with carboplatin and pemetrexed) and pancreatic cancer (in combination with gemcitabine and Abraxane®) and a Phase Ib/II trial combining demcizumab with paclitaxel in ovarian cancer. The second candidate, anti-Notch2/3 (OMP-59R5), completed a Phase Ia safety and dose escalation trial and is currently in a Phase Ib/II trial in pancreatic cancer (in combination with gemcitabine and Abraxane®) and a second Phase Ib/II trial in small cell lung cancer (in combination with etoposide and platinum chemotherapy). The third candidate, vantictumab (OMP-18R5), continues in a single-agent Phase Ia trial, and the Company recently initiated three separate Phase Ib combination trials, one trial each in patients with breast cancer (in combination with paclitaxel), pancreatic cancer (in combination with gemcitabine and Abraxane®) and non-small-cell lung cancer (in combination with docetaxel). The fourth candidate, Fzd8-Fc (OMP-54F28), is in a single-agent Phase Ia safety and dose escalation trial in solid tumor malignancies, and the Company has initiated three separate Phase Ib combination trials, one trial each in patients with ovarian cancer (in combination with carboplatin and paclitaxel), pancreatic cancer (in combination with gemcitabine and Abraxane®) and hepatocellular carcinoma (in combination with sorafenib). The fifth candidate, anti-Notch1 (OMP-52M51), is in two single-agent Phase Ia safety and dose escalation trials in hematologic and solid tumor malignancies. The clinical trials for all five product candidates are ongoing, with the intent of gathering additional data required to proceed to later stage clinical trials and product approval.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any other future year. The balance sheet as of December 31, 2013 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 18, 2014.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, preclinical study and clinical trial accruals, fair value of assets and liabilities, income taxes and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents.

Short-Term Investments

Short-term investments consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than 365 days from the date of acquisition. Short-term investments are carried at fair value based upon quoted market prices. Unrealized gains and losses on available-for-sale securities are excluded from earnings and were reported as a component of accumulated other comprehensive income (loss). The cost of available-for-sale securities sold is based on the specific-identification method.

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

Customer Concentration

Customers whose collaborative research and development revenue accounted for 10% or more of total revenues were as follows:

	Three Months Ended March 31,
	2014	2013
GSK	*	17%
Bayer	41%	83%
Celgene	54%	—

*	Less than 10%

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, potentially dilutive securities consisting of convertible preferred stock, stock options and warrants are considered to be common stock equivalents and were excluded in the calculation of diluted net loss per common share because their effect would be anti-dilutive for all periods presented.

3. Cash Equivalents and Short-Term Investments

The fair value of securities, not including cash at March 31, 2014, were as follows (in thousands):

	March 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$8,267	$—	$—	$8,267
U.S. treasury bills	257,992	2	(31)	257,963

Total available-for-sale securities	$266,259	$2	$(31)	$266,230

Classified as:
Cash equivalents				$8,267
Short-term investments				257,963

Total cash equivalents and investments				$266,230

As of March 31, 2014, the Company has a total of $283.9 million, which includes $17.7 million in cash and $266.2 million in cash equivalents and short-term investments.

The fair value of securities, not including cash at December 31, 2013, were as follows (in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$7,980	$—	$—	$7,980
U.S. treasury bills	267,242	14	—	267,256

Total available-for-sale securities	$275,222	$14	$—	$275,236

Classified as:
Cash equivalents				$167,973
Short-term investments				107,263

Total cash equivalents and investments				$275,236

All available-for-sale securities held as of March 31, 2014 and December 31, 2013 had contractual maturities of less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$8,267	$—	$—	$8,267
U.S. treasury bills	—	257,963	—	257,963

Total	$8,267	$257,963	$—	$266,230

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$7,980	$—	$—	$7,980
U.S. treasury bills	—	267,256	—	267,256

Total	$7,980	$267,256	$—	$275,236

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

5. Collaborations

The Company has recognized the following revenues from its collaboration agreements with Celgene Corporation (“Celgene”), GlaxoSmithKline LLC (“GSK”) and Bayer Pharma AG (“Bayer”) during the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
GSK: Recognition of upfront payment	$312	$493
Bayer: Recognition of upfront payments	2,439	2,439
Celgene: Recognition of upfront payments	3,264	—

Total collaboration related revenue	$6,015	$2,932

GSK Strategic Alliance

In October 2012, the Company received a $3.0 million payment upon the initiation of the Phase Ib portion of the anti-Notch2/3 (OMP-59R5) program which was considered as an advance payment on a future substantive milestone. In June 2013, the Company also received an $8.0 million advance payment from GSK pursuant to the terms of its anti-Notch2/3 (OMP-59R5) program. The total of $11.0 million has been recorded as deferred revenue and will be recognized as collaboration revenue upon the achievement of the underlying substantive milestone.

As of March 31, 2014, the Company was eligible to receive in its collaboration with GSK up to $81.0 million in future development milestone payments prior to the completion of certain Phase II proof-of-concept (“POC”) clinical trials. These remaining potential development milestones include up to $5.0 million for the advancement into specified clinical testing related to the anti-Notch1 (OMP-52M51) program, up to $16.0 million for the start of certain Phase II clinical trials, including a $5.0 million bonus payment, and up to $60.0 million if GSK exercises its options for the anti-Notch1 and anti-Notch2/3 programs, including a $10.0 million bonus payment. GSK has the option to license the anti-Notch1 program as early as the end of Phase Ia or both programs at Phase II POC, and will be responsible for all further development and commercialization following such option exercise. If GSK successfully develops and commercializes both candidates for more than one indication, the Company could receive contingent consideration payments of up to $309.0 million for the achievement of regulatory events and up to $280.0 million upon the achievement of certain levels of worldwide net sales, for a total of $670.0 million of potential future payments. In addition, the Company can earn royalty payments on all future collaboration product sales, if any. As all contingent consideration payments are based solely on the performance of GSK, the milestone method of accounting will not be applied to such amounts.

As of December 31, 2013, GSK was no longer considered a related party. GSK’s percentage ownership of the Company’s voting common stock fell to a level below 10% because the Company’s total number of outstanding shares of voting common stock increased, in part, due to Celgene’s equity investment in the Company in December 2013. Previously, GSK was deemed a related party by ownership of more than 10% of the voting common stock of the Company. Accordingly, related party transactions were reported as receivable—related party in the Company’s balance sheets and collaboration revenue—related party in the Company’s statements of operations as of March 31, 2013.

Bayer Strategic Alliance

As of March 31, 2014, the Company was eligible to receive in its collaboration with Bayer up to $10.0 million in future development milestone payments for its development of biologic product candidates, prior to the point that Bayer exercises its options. The Company is eligible to receive up to $55.0 million if Bayer exercises its options for biologic product candidates. Bayer will be responsible for all further development and commercialization following the exercise of an option for a product candidate. The Company is eligible to receive up to $24.0 million in development milestone payments for the small molecule candidates. If Bayer successfully develops and commercializes all of the product candidates for more than one indication, the Company could receive contingent consideration payments of up to $185.0 million for the achievement of regulatory events (up to $135.0 million for biologics and $50.0 million for small molecules) and up to $1.0 billion upon the achievement of specified future product sales (up to $862.5 million for biologics and $140.0 million for small molecules). As all contingent consideration payments are based solely on the performance of Bayer, the milestone method of accounting will not be applied to such amounts.

Celgene Strategic Alliance

In December 2013, the Company entered into a Master Research and Collaboration Agreement (the “Agreement”) with Celgene pursuant to which the Company and Celgene will collaborate on research and development programs directed to the discovery and development of novel biologic therapeutic programs to target CSCs, and, if Celgene exercises an option to do so, the discovery, development and commercialization of novel small molecule therapeutic programs to target CSCs. Pursuant to the biologic therapeutic programs, the Company will conduct further development of demcizumab (OMP-21M18), anti-DLL4/anti-VEGF bispecific antibodies, biologic therapeutics directed to targets in the RSPO-LGR signaling pathway, and biologic therapeutics directed to targets in an undisclosed pathway. Celgene has options to obtain exclusive licenses to develop further and commercialize biologic therapeutics in specified programs, which may be exercised during time periods specified in the agreement through completion of certain clinical trials, provided that such option exercise occurs within the contractual Option Period of 12 years. The Company at its option may enter into co-commercialization and co-development agreements for five of the six biologic programs. During the Option Period, the Company will provide research and development services and the resultant data to Celgene for analysis in order for Celgene to determine whether or not to exercise its options.

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

As of March 31, 2014, the Company was eligible to receive in its collaboration with Celgene up to $90.0 million in future development milestones across all programs under the collaboration, prior to the point that Celgene exercises its options. The Company is also eligible to receive up to $240.0 million of contingent consideration if Celgene exercises all its options for the biologic and small molecule therapeutic programs. Celgene will be responsible for all further development and commercialization following the exercise of the options for specified programs. If Celgene successfully develops and commercializes all of the product candidates, the Company could receive additional contingent consideration of up to $2.8 billion for the achievement of regulatory events (up to $2.7 billion for biologics and $95.0 million for small molecules). As all contingent consideration is based solely on the performance of Celgene, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the Agreement.

For additional information about the Company’s collaborations with GSK, Bayer and Celgene, including the upfront payments received under those collaborations, see Note 10 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with SEC on March 18, 2014.

6. Stock Incentive Plans

As of March 31, 2014, a total of 1,766,423 shares of common stock have been authorized and are available for issuance under the 2013 Equity Incentive Award Plan (the “2013 Plan”), including the additional 1,175,918 shares of common stock that became available for future issuance under the 2013 Plan as of January 1, 2014 as a result of an annual automatic increase provision in the 2013 Plan. As of March 31, 2014, a total of 775,774 shares are subject to options outstanding under the 2013 Plan. There are 2,359,485 shares subject to options outstanding under 2004 Stock Incentive Plan (the “2004 Plan”) as of March 31, 2014, which will become available for issuance under the 2013 Plan to the extent the options are forfeited or lapse unexercised without issuance of such shares under the 2004 Plan.

The following table summarizes activity under 2004 Plan and 2013 Plan, including grants to nonemployees and restricted stock units (“RSUs”) granted:

(In thousands)	Shares Available for Grant of Options and Awards	Options and Awards Outstanding
Balances at December 31, 2013	117	2,930
Additional shares authorized	1,176	—
Options granted	(31)	31
Options exercised	—	(99)
Options forfeited	21	(21)
RSUs granted	(294)	294

Balances at March 31, 2014	988	3,135

The weighted-average grant-date estimated fair value of options and RSUs granted during the three months ended March 31, 2014 was $22.61 per share and $31.03 per share, respectively.

Liability for Shares with Repurchase Rights

At March 31, 2014 and December 31, 2013, there were 4,562 and 5,088 shares of common stock, respectively, subject to the Company’s right of repurchase at price of $4.56 per share. At March 31, 2014 and December 31, 2013, the Company recorded $21,000 and $23,000, respectively, as liabilities associated with shares issued with repurchase rights.

ESPP

As of March 31, 2014, a total of 593,979 shares of common stock have been authorized and 553,229 shares of common stock are available for future issuance under the Company’s Employee Stock Purchase Plan (the “ESPP”). This authorized number includes the additional 293,979 shares of common stock that became available for future issuance under the ESPP as of January 1, 2014 as a result of an annual automatic increase provision in the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period.

During the three months ended March 31, 2014, the Company issued 40,750 shares under the ESPP. The Company used the following assumptions to estimate the fair value of the ESPP offered for the three months ended March 31, 2014: expected term of 0.5 years, weighted-average volatility from 65.7% to 115.4%, risk-free interest rate from 0.05% to 0.08% and expected dividend yield of zero.

Restricted Stock Units

In March 2014, the Company awarded 293,980 RSUs under the 2013 Plan. Each vested RSU represents the right to receive one share of common stock. The fair value of the RSU awards was calculated based on the NASDAQ quoted stock price on the date of the grant with the expense being recognized over the vesting period. The RSUs are generally scheduled to vest at the end of three years at March 31, 2017. However, the vesting will be accelerated as to 25% of the awarded RSUs upon the payment by Celgene of a designated milestone payment related to Phase II clinical trials of demcizumab. Based on the Company’s management assessment, it is not probable the Company will achieve the associated milestone during 2014. Therefore, the stock-based compensation expense of RSUs is being amortized on the straight-line basis over the three-year vesting period. The Company has recognized the stock-based compensation expense of $58,000 from RSU during the three months ended March 31, 2014.

Stock-Based Compensation

The following table presents stock-based compensation expense recognized for stock options, RSUs and the ESPP in the Company’s statements of operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development	$411	$140
General and administrative	279	85

Total	$690	$225

As of March 31, 2014, the Company had $5.8 million and $9.1 million of unrecognized compensation expense related to unvested stock options and RSUs, respectively, which are expected to be recognized over an estimated weighted-average period of 2.98 years and 3.0 years, respectively.

The estimated grant date fair value of employee stock options was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended March 31,
	2014	2013
Weighted-average volatility	70.73%	68.5%
Weighted-average expected term (years)	6.2	6.2
Risk-free interest rate	2.30%	1.40%
Expected dividend yield	—	—

7. Net Loss per Common Share

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2014	2013
Convertible preferred stock	—	21,180,280
Options to purchase common stock	2,841,279	2,572,402
Restricted stock units	293,980	—
Warrants to purchase convertible preferred stock	—	47,859

	3,135,259	23,800,541

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed financial statements (unaudited) and related notes included elsewhere in this report. This Quarterly Report on Form 10-Q for the three months ended March 31, 2014 contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements, include, but are not limited to, the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs; our ability to advance product candidates into, and successfully complete, clinical trials; our receipt of future milestone payments and/or royalties, and the expected timing of such payments; our collaborators’ exercise of their license options; the commercialization of our product candidates; the implementation of our business model, strategic plans for our business, product candidates and technology; the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology; estimates of our expenses, future revenues, capital requirements and our needs for additional financing; the timing or likelihood of regulatory filings and approvals; our ability to maintain and establish collaborations or obtain additional government grant funding; our use of proceeds from our IPO; our financial performance; and developments relating to our competitors and our industry. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 or described elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2014 . These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2014, the terms “OncoMed,” “Company,” “OncoMed Pharmaceuticals,” “we,” “us” and “our” refer to OncoMed Pharmaceuticals, Inc., a Delaware corporation, unless otherwise noted.

Overview

OncoMed is a clinical development-stage biopharmaceutical company focused on discovering and developing first-in-class protein therapeutics targeting CSCs. Our approach has been to target CSCs, also known as tumor-initiating cells. Common cancer drugs target bulk tumor cells but have limited impact on CSCs, thereby providing a path for recurrence of the tumor. We utilize our proprietary technologies to identify and validate multiple potential targets critical to CSC self-renewal and differentiation. These targets are in pathways implicated in cancer biology and stem cell biology, including the Notch, Wnt, RSPO-LGR and other fundamental CSC pathways. We believe our product candidates are quite distinct from current generations of chemotherapies and targeted therapies, and have the potential to significantly impact cancer treatment and the clinical outcome of patients with cancer. All of our product candidates were discovered internally in our own research laboratories.

We have five anti-CSC product candidates in clinical development. Additionally, other product candidates are in preclinical development with IND filings planned for as early as late 2014 or 2015. The first candidate, demcizumab, has completed a single-agent Phase Ia safety and dose escalation trial and is currently in Phase Ib combination therapy trials in patients with non-small cell lung cancer (in combination with carboplatin and pemetrexed) and pancreatic cancer (in combination with gemcitabine and Abraxane®) and a Phase Ib/II trial combining demcizumab with paclitaxel in ovarian cancer. The second candidate, anti-Notch2/3 (OMP-59R5), completed a Phase Ia safety and dose escalation trial and is currently in a Phase Ib/II trial in pancreatic cancer (in combination with gemcitabine and Abraxane®) and a second Phase Ib/II trial in small cell lung cancer (in combination with etoposide and platinum chemotherapy). The third candidate, vantictumab (OMP-18R5), continues in a single-agent Phase Ia trial, and the Company recently initiated three separate Phase Ib combination trials, one trial each in patients with breast cancer (in combination with paclitaxel), pancreatic cancer (in combination with gemcitabine and Abraxane®) and non-small-cell lung cancer (in combination with docetaxel). The fourth candidate, Fzd8-Fc (OMP-54F28), is in a single-agent Phase Ia safety and dose escalation trial in solid tumor malignancies, and we have initiated three separate Phase Ib combination trials, one trial each in patients with ovarian cancer (in combination with carboplatin and paclitaxel), pancreatic cancer (in combination with gemcitabine and Abraxane®) and hepatocellular carcinoma (in combination with sorafenib). The fifth candidate, anti-Notch1 (OMP-52M51), is in two single-agent Phase Ia safety and dose escalation trials in hematologic and solid tumor malignancies. The clinical trials for all five product candidates are ongoing, with the intent of gathering additional data required to proceed to later stage clinical trials and product approval.

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

The following table summarizes our revenue for the three months ended March 31, 2014 and 2013, which is related to the recognition of upfront payments received under our various collaboration arrangements:

	Three Months Ended March 31,
	2014	2013
GSK: Recognition of upfront payment	$312	$493
Bayer: Recognition of upfront payments	2,439	2,439
Celgene: Recognition of upfront payments	3,264	—

Total collaboration related revenue	$6,015	$2,932

We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of milestones and other payments from our collaborations with GSK, Bayer and Celgene or any new collaboration we may enter into, and any new potential government grants that we may receive in the future.

Research and Development

Research and development expenses represent costs incurred to conduct research such as the discovery and development of clinical candidates for GSK, Bayer and Celgene as well as discovery and development of our proprietary un-partnered product candidates. We expense all research and development costs as they are incurred. Our research and development expenses consist of employee salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, manufacturing, preclinical studies, clinical trial activities, laboratory consumables, and allocated facility costs.

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

The following table summarizes our research and development expenses for the three months ended March 31, 2014 and 2013. The internal costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline. The external program costs reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities.

	Three Months Ended March 31,
	2014	2013
Internal Costs:
Cancer biology, pathology and toxicology	$3,289	$2,651
Molecular and cellular biology	1,625	1,627
Process development and manufacturing	1,321	1,065
Product development	1,606	1,104

Subtotal internal costs	7,841	6,447

External Program Costs:
Manufacturing	3,510	632
Clinical	4,182	1,932
Translational medicine	649	298
Toxicology	527	267

Subtotal external program costs	8,868	3,129

Total research and development expense	$16,709	$9,576

We expect our research and development expenses may increase in the future as we progress our product candidates, conduct our development activities under our agreements with GSK, Bayer and Celgene, advance our discovery research projects into the preclinical stage and continue our early stage research. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We or our partners may never succeed in achieving marketing approval for any of our product candidates. The probability of success of each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. For the biologic programs covered under our strategic alliances with GSK, Bayer and Celgene, we are responsible for development of each product candidate prior to the exercise of GSK’s, Bayer’s or Celgene’s option to exclusively license such product candidate. GSK and Bayer may exercise such an option on a product-by-product basis, and Celgene may exercise such option on a program-by-program basis, in each case, during certain time periods, which for GSK, Bayer and Celgene are through the end of certain Phase I or Phase II trials, depending on the applicable product candidate or program. If GSK exercises its option for a product candidate, all further development obligations for such product candidate are assumed by GSK. If Bayer exercises its option for a product candidate, all development obligations for such product candidate after such product candidate reaches a defined early development stage are assumed by Bayer. With respect to biologic therapeutic programs, if Celgene exercises its option for a given program, we will have the option to co-develop and co-commercialize up to five of the six such product candidates in the United States. If we do so, we will be responsible for a one-third share of the global development costs of such product candidates, with Celgene bearing the remaining two-thirds of such costs, and we will be entitled to participate in the commercialization activities for such product candidates in the United States, and to share 50% of all profits and losses arising from U.S. sales of such product candidates. Otherwise, we may enter into a license agreement with Celgene for such product candidate whereupon Celgene would be responsible for all further development costs. With respect to the small molecule therapeutic program under our agreement with Celgene, if Celgene exercises its option to further develop and commercialize small molecule therapeutics directed to targets in an undisclosed pathway, all further development obligations with respect to such program will be assumed by Celgene.

Most of our product development programs are at an early stage; therefore, the successful development of our product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. Given the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical trials of our product candidates or if and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. We anticipate that we and our strategic alliance partners will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to each product candidate’s commercial potential. We may need to raise additional capital or may seek additional strategic alliances in the future in order to complete the development and commercialization of our product candidates.

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

Other income (expense) primarily includes gains and losses from the change in value of our investment balances.

Critical Accounting Polices and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2014, as compared to those disclosed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

	Three Month Ended March 31,		Dollar Change
(In thousands)	2014	2013
Revenue:
Collaboration revenue – related party	$—	$493	$(493)
Collaboration revenue	6,015	2,439	3,576

Total revenue	6,015	2,932	3,083
Operating expenses:
Research and development	16,709	9,576	7,133
General and administrative	3,213	1,985	1,228

Total operating expenses	19,922	11,561	8,361

Loss from operations	(13,907)	(8,629)	(5,278)
Interest and other income, net	36	31	5

Net loss	$(13,871)	$(8,598)	$(5,273)

Revenue

Total revenue for the three months ended March 31, 2014 was $6.0 million, an increase of $3.1 million, or 107%, compared to total revenue of $2.9 million for the three months ended March 31, 2013. This increase is primarily due to the recognized revenue from the amortization of the upfront payments received in 2013 under the Celgene collaboration agreement.

Research and Development

Research and development expenses were $16.7 million for the three months ended March 31, 2014, an increase of $7.1 million, or 74%, compared to research and development expenses of $9.6 million for the three months ended March 31, 2013. The increase was comprised of a $5.7 million increase in our external program costs and a $1.4 million increase in our internal program cost.

The increase in our external program costs of $5.7 million was primarily due to an increase of $2.6 million in clinical costs resulting from higher patient enrollment for various programs, an increase of $2.9 million in manufacturing costs primarily due to the production of anti-Notch 2/3 (OMP-59R5) and anti-DLL4/anti-VEGF bispecific (OMP-305B83) manufacturing runs and an increase of $0.2 million in various program toxicology studies. We expect that our external program costs may increase in future periods as we continue to enroll patients in various programs and initiate new clinical trials.

The increase in our internal costs of $1.4 million was primarily due to an increase of $1.0 million in personnel related costs and an increase of $0.4 million in contracted services and lab related expenses.

General and Administrative

General and administrative expenses were $3.2 million for the three months ended March 31, 2014, an increase of $1.2 million, or 60%, compared to general and administrative expenses of $2.0 million for the three months ended March 31, 2013. The increase is primarily due to an increase of employee costs of $0.3 million related to increased headcount, higher legal fees of $0.3 million, higher consulting fees from third party vendors of $0.5 million associated with public company operations and higher insurance costs of $0.1 million.

Interest and Other Income, net

Interest and other income, net was $36,000 for the three months ended March 31, 2014, a change of $5,000, compared to interest and other income, net of $31,000 for the three months ended March 31, 2013. The change was primarily due to the increase in investment income from short-term investments.

Liquidity and Capital Resources

As of March 31, 2014, we had cash, cash equivalents, and short term investments totaling $283.9 million. In connection with our IPO that closed in July 2013, we received cash proceeds of $82.7 million, net of underwriters’ discounts and commissions and expenses paid by us. In December 2013, we received total cash proceeds of $177.2 million as the result of the Celgene collaboration agreement, including the sale of common stock to Celgene.

Our primary uses of cash are to fund operating expenses, primarily related to research and development product candidate expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and short-term investments as of March 31, 2014 will be sufficient to meet our anticipated cash requirements at least through 2016, even without taking into account potential future milestone payments to us. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the achievement of milestones and/or exercise of options under our agreements with GSK, Bayer and Celgene;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our product candidates and potential product candidates;

•	the number and characteristics of product candidates that we pursue;

•	the progress, costs and results of our clinical trials;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	funding we may receive under any new collaborations we may enter into or new government grants we may be awarded in the future;

•	the costs and timing of hiring new employees to support our continued growth; and

•	the costs and timing of procuring clinical supplies of our product candidates.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash used in operating activities	$(32,567)	$(5,956)
Cash used in investing activities	(151,329)	(370)
Cash provided by financing activities	915	—

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2014 was $32.6 million. Our net loss of $13.9 million for the three months ended March 31, 2014 was offset by non-cash charges of $0.3 million for depreciation and amortization, and $0.7 million for stock-based compensation. The change in net operating assets of $19.7 million was primarily due to the decrease in income tax payable of $10.8 million upon payment of federal income tax that resulted mainly from the receipt of the Celgene upfront payment in December 2013, a decrease in deferred revenue of $6.0 million from the amortization of upfront payments from Celgene, GSK and Bayer and the decrease of $2.8 million in accounts payable due to the timing of our vendor payments.

Cash used in operating activities for the three months ended March 31, 2013 was $6.0 million. Our net loss of $8.6 million for the three months ended March 31, 2013 was offset by non-cash charges of $0.4 million for depreciation and amortization and $0.2 million for stock-based compensation. The change in net operating assets of $2.1 million was due to the decrease in accounts receivable of $4.0 million due to the collection of the related party receivable from GSK and the increase in accounts payable and accrued liabilities of $1.5 million as a result of the timing of our payments. Deferred revenue decreased by $2.9 million related to the amortization to revenue of upfront payments received under our GSK and Bayer arrangements. Other assets increased by $0.2 million due to additional capitalized costs related to our initial public offering.

Cash Flows from Investing Activities

Cash used in investing activities of $151.3 million for the three months ended March 31, 2014 was primarily due to purchases of short-term investments of $253.0 million and our acquisition of property and equipment of $0.6 million, offset by maturities of short-term investments of $102.3 million.

Cash used in investing activities for the three months ended March 31, 2013 was related to our acquisition of property and equipment of $0.1 million and purchases of short-term investments of $10.3 million. These outflows were offset by the maturities of short-term investments of $10.0 million for the three months ended March 31, 2013.

Cash flows from Financing Activities

Cash provided by financing activities of $0.9 million for the three months ended March 31, 2014 was due to the proceeds of $0.9 million from the issuance of common stock upon the exercise of stock option and purchases of common stock under our ESPP.

There were no financing related activities for the three months ended March 31, 2013.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements or any holdings in variable interest entities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $283.9 million as of March 31, 2014, which consist of bank deposits, money market funds and U.S. Treasury Bills. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt as of March 31, 2014.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any material litigation or other material legal proceedings.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The risks described in our 2013 Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

Not applicable.

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

See the Exhibit Index on the page immediately following the signature page to this Quarterly Report on Form 10-Q for a list of the exhibits filed as part of this Quarterly Report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OncoMed Pharmaceuticals, Inc.

Date: May 8, 2014	By:	/s/ Sunil Patel
Sunil Patel Chief Financial Officer, Senior Vice President, Corporate Development and Finance (principal financial and accounting officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on July 23, 2013 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K on July 23, 2013 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.2(A)	Amended and Restated Investor Rights Agreement, dated October 7, 2008, by and among the Registrant and certain stockholders (filed as Exhibit 4.4(A) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.2(B)	Amendment and Consent, dated September 16, 2010, by and among the Registrant and certain stockholders (filed as Exhibit 4.4(B) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of December 2, 2013, by and between the Registrant and Celgene Corporation (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K on December 3, 2013 and incorporated herein by reference).

10.1	Non-Employee Director Compensation Policy, adopted August 28, 2013, as amended October 14, 2013 and February 28, 2014 (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K on March 18, 2014 and incorporated herein by reference).

10.2	Form of Restricted Stock Unit Award Agreement under the OncoMed Pharmaceuticals, Inc. 2013 Equity Incentive Award Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-194867) on March 28, 2014 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101*	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Balance Sheets at March 31, 2014 (unaudited) and December 31, 2013, (ii) Condensed Statements of Operations and Comprehensive Loss (unaudited) for the three months ended March 31, 2014 and 2013, (iii) Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 2014 and 2013, and (iv) Notes to Condensed Financial Statements.

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.