Form 10-Q
period 2014-06-30
OncoMed Pharmaceuticals Inc
filed 2014-08-07
CIK 1302573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 29,760,879.

ONCOMED PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONCOMED PHARMACEUTICALS, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$23,379	$208,931
Short-term investments	242,969	107,263
Receivables – related parties	23	23
Accounts receivable	48	—
Prepaid and other current assets	2,784	2,527

Total current assets	269,203	318,744
Property and equipment, net	5,168	4,641
Other assets	9,933	10,300

Total assets	$284,304	$333,685

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,033	$5,706
Income tax payable	—	10,758
Accrued liabilities	12,062	9,860
Current portion of deferred revenue	34,625	35,059
Current portion of deferred rent	651	624
Liability for shares issued with repurchase rights	10	10

Total current liabilities	50,381	62,017
Deferred revenue, less current portion	137,275	148,871
Deferred rent, less current portion	2,809	3,146
Non-current income tax payable	1,528	1,515
Liability for shares issued with repurchase rights, less current portion	8	14

Total liabilities	192,001	215,563

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized at June 30, 2014 and December 31, 2013; 29,738,391 shares and 29,397,964 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	30	29
Additional paid-in capital	296,178	292,505
Accumulated other comprehensive income (loss)	(11)	14
Accumulated deficit	(203,894)	(174,426)

Total stockholders’ equity	92,303	118,122

Total liabilities and stockholders’ equity	$284,304	$333,685

See accompanying notes.

ONCOMED PHARMACEUTICALS, INC.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Collaboration revenue	$6,015	$2,439	$12,030	$4,878
Collaboration revenue - related party	—	493	—	985

Total revenue	6,015	2,932	12,030	5,863
Operating expenses:
Research and development	18,167	10,475	34,876	20,051
General and administrative	3,440	1,952	6,653	3,936

Total operating expenses	21,607	12,427	41,529	23,987

Loss from operations	(15,592)	(9,495)	(29,499)	(18,124)
Interest and other income (expense), net	(5)	(149)	31	(118)

Net loss	$(15,597)	$(9,644)	$(29,468)	$(18,242)

Net loss per common share, basic and diluted	$(0.53)	$(8.83)	$(1.00)	$(16.77)

Shares used to compute net loss per common share, basic and diluted	29,601,010	1,091,782	29,522,556	1,087,863

See accompanying notes.

ONCOMED PHARMACEUTICALS, INC.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(15,597)	$(9,644)	$(29,468)	$(18,242)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	18	(5)	(25)	(1)

Total comprehensive loss	$(15,579)	$(9,649)	$ (29,493)	$ (18,243)

See accompanying notes.

ONCOMED PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(29,468)	$(18,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	685	701
Gain on disposal of equipment	(63)	—
Stock-based compensation	2,197	490
Revaluation of convertible preferred stock warrant liability	—	146
Prepaid convertible preferred stock warrant expense	—	1
Amortization of discount on short-term investments	(29)	(27)
Changes in operating assets and liabilities:
Receivables – related parties	—	4,000
Accounts receivable	(48)	—
Prepaid and other current assets	(257)	(101)
Other assets	367	(718)
Accounts payable	(2,660)	(38)
Accrued liabilities	2,202	2,211
Deferred revenue	(12,030)	2,137
Deferred rent	(310)	(254)
Income tax payable	(10,758)	—

Net cash used in operating activities	(50,172)	(9,694)

Investing activities
Purchases of property and equipment	(1,147)	(123)
Purchases of short-term investments	(282,975)	(25,290)
Maturities of short-term investments	147,271	35,000

Net cash (used in) provided by investing activities	(136,851)	9,587

Financing activities
Proceeds from issuance of common stock from exercise of options	903	17
Proceeds from issuance of common stock under employee stock purchase plan	568	—

Net cash provided by financing activities	1,471	17

Net (decrease) increase in cash and cash equivalents	(185,552)	(90)
Cash and cash equivalents at beginning of period	208,931	16,263

Cash and cash equivalents at end of period	$23,379	$16,173

See accompanying notes.

ONCOMED PHARMACEUTICALS, INC.

Notes to the Unaudited Interim Condensed Financial Statements

1.	Organization

OncoMed Pharmaceuticals, Inc. (“OncoMed” or the “Company”) is a clinical development-stage biotechnology company focused on discovering and developing first-in-class protein therapeutics targeting cancer stem cells (“CSCs”). The Company was originally incorporated in July 2004 in Delaware. The Company’s operations are based in Redwood City, California and it operates in one segment.

The Company has five anti-CSC product candidates in clinical development. Additionally, other product candidates are in preclinical development with Investigational New Drug (“IND”) filings planned for as early as late 2014 or 2015. The first candidate, demcizumab, has completed a single-agent Phase Ia safety and dose escalation trial and is currently in Phase Ib combination therapy trials in patients with non-small cell lung cancer (with carboplatin and pemetrexed) and pancreatic cancer (with gemcitabine and Abraxane®) and a Phase Ib/II trial combining demcizumab with paclitaxel in ovarian cancer. The second candidate, tarextumab (anti-Notch2/3, OMP-59R5), completed a Phase Ia safety and dose escalation trial and is in the Phase II portion of a Phase Ib/II trial in pancreatic cancer (with gemcitabine and Abraxane®) (see Note 8. Subsequent Events) and in a second Phase Ib/II trial in small cell lung cancer (with etoposide and platinum chemotherapy). The third candidate, vantictumab (OMP-18R5), is in a single-agent Phase Ia trial and three separate Phase Ib combination trials, one trial each in patients with breast cancer (with paclitaxel), pancreatic cancer (with gemcitabine and Abraxane®) and non-small cell lung cancer (with docetaxel). The fourth candidate, ipafricept (Fzd8-Fc, OMP-54F28), is in a single-agent Phase Ia safety and dose escalation trial in solid tumor malignancies, and is currently in three separate Phase Ib combination trials, one trial each in patients with ovarian cancer (with carboplatin and paclitaxel), pancreatic cancer (with gemcitabine and Abraxane®) and hepatocellular carcinoma (with sorafenib). The Company’s Phase I clinical trials for both vantictumab and ipafricept have been placed on partial clinical hold by the U.S. Food and Drug Administration (“FDA”) following a voluntary halt of the trials by the Company. The fifth candidate, anti-Notch1 (OMP-52M51), is in two single-agent Phase Ia safety and dose escalation trials in hematologic and solid tumor malignancies.

Initial Public Offering

On July 17, 2013, the Company’s registration statement on Form S-1 (File No. 333-181331) relating to the initial public offering (the “IPO”) of its common stock was declared effective by the SEC. The IPO closed on July 23, 2013 at which time the Company sold 5,520,000 shares of its common stock, which included 720,000 shares of common stock purchased by the underwriters upon the full exercise of their option to purchase additional shares of common stock to cover over-allotments. The Company received net cash proceeds of $82.7 million from the IPO, net of underwriting discounts and commissions and expenses paid by the Company.

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

Customer Concentration

Customers whose collaborative research and development revenue accounted for 10% or more of total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
GlaxoSmithKline LLC (“GSK”)	*	17%	*	17%
Bayer Pharma AG (“Bayer”)	41%	83%	41%	83%
Celgene Corporation (“Celgene”)	54%	—	54%	—

*	Less than 10%.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, potentially dilutive securities consisting of convertible preferred stock, common stock subject to repurchase, stock options and warrants are considered to be common stock equivalents and were excluded in the calculation of diluted net loss per common share because their effect would be anti-dilutive for all periods presented.

Recent Adopted Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued final guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period is a performance condition under Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost for such an award would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for all entities for annual periods beginning after December 15, 2015 and interim periods within those annual periods. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date. The Company does not believe the adoption of this guidance will have a material impact on its financial statement.

In May 2014, the FASB and the International Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606)—Revenue from Contracts with Customers (“ASU 2014-09”). This ASU affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605, and most industry specific guidance. It also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company for annual periods beginning after December 15, 2016, including interim periods within that period. Early adoption is not permitted under U.S. GAAP. The Company is currently evaluating the impact of adoption on its financial statements.

3.	Cash Equivalents and Short-Term Investments

The fair value of securities, not including cash, at June 30, 2014 was as follows (in thousands):

	June 30, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$8,282	$—	$—	$8,282
U.S. treasury bills	242,980	33	(44)	242,969

Total available-for-sale securities	$251,262	$33	$(44)	$251,251

Classified as:
Cash equivalents				$8,282
Short-term investments				242,969

Total cash equivalents and investments				$251,251

As of June 30, 2014, the Company had a total of $266.3 million in cash, cash equivalents, and short-term investments, which includes $15.0 million in cash and $251.3 million in cash equivalents and short-term investments.

The fair value of securities, not including cash, at December 31, 2013 was as follows (in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$7,980	$—	$—	$7,980
U.S. treasury bills	267,242	14	—	267,256

Total available-for-sale securities	$275,222	$14	$—	$275,236

Classified as:
Cash equivalents				$167,973
Short-term investments				107,263

Total cash equivalents and investments				$275,236

All available-for-sale securities held as of June 30, 2014 and December 31, 2013 had contractual maturities of less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

4.	Fair Value Measurements

The Company records its financial assets and liabilities at fair value. The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable, approximate their fair value due to their short maturities. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$8,282	$—	$—	$8,282
U.S. treasury bills	—	242,969	—	242,969

Total	$8,282	$242,969	$—	$251,251

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$7,980	$—	$—	$7,980
U.S. treasury bills	—	267,256	—	267,256

Total	$7,980	$267,256	$—	$275,236

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

The Company has recognized the following revenues from its collaboration agreements with Celgene, GSK and Bayer during the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
GSK: Recognition of upfront payments	$312	$493	$624	$985
Bayer: Recognition of upfront payments	2,439	2,439	4,878	4,878
Celgene: Recognition of upfront payments	3,264	—	6,528	—

Total collaboration related revenue	$6,015	$2,932	$12,030	$5,863

GSK Strategic Alliance

In October 2012, the Company received a $3.0 million payment from GSK upon the initiation of the Phase Ib portion of the tarextumab (anti-Notch2/3, OMP-59R5) program which was considered as an advance payment on a future substantive milestone. In June 2013, the Company also received an $8.0 million advance payment from GSK pursuant to the terms of its tarextumab program. The total of $11.0 million has been recorded as deferred revenue and will be recognized as collaboration revenue upon the achievement of the underlying substantive milestone. See Note 8. Subsequent Events.

As of June 30, 2014, the Company was eligible to receive in its collaboration with GSK up to $81.0 million in future development milestone payments prior to the completion of certain Phase II proof-of-concept (“POC”) clinical trials. These remaining potential development milestones include up to $5.0 million for the advancement into specified clinical testing related to the anti-Notch1 (OMP-52M51) program, up to $16.0 million for the start of certain Phase II clinical trials, including a $5.0 million bonus payment, and up to $60.0 million if GSK exercises its options for the anti-Notch1 and tarextumab programs, including a $10.0 million bonus payment. GSK has the option to license the anti-Notch1 program as early as the end of Phase Ia or both programs at Phase II POC, and will be responsible for all further development and commercialization following such option exercise. If GSK successfully develops and commercializes both candidates for more than one indication, the Company could receive contingent consideration payments of up to $309.0 million for the achievement of regulatory events and up to $280.0 million upon the achievement of certain levels of worldwide net sales, for a total of $670.0 million of potential future payments. In addition, the Company can earn royalty payments on all future collaboration product sales, if any. As all contingent consideration is based solely on the performance of GSK, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the agreement with GSK.

As of December 31, 2013, GSK was no longer considered a related party due to an equity placement from Celgene pursuant to the collaboration agreement the Company entered into with Celgene in December 2013 that reduced GSK’s ownership of the Company’s voting common stock to below 10% of the Company’s total outstanding stock. Previously, GSK was deemed a related party by ownership of more than 10% of the voting common stock of the Company. Accordingly, related party transactions were reported as receivable—related party in the Company’s balance sheets and collaboration revenue—related party in the Company’s statements of operations as of June 30, 2013.

Bayer Strategic Alliance

As of June 30, 2014, the Company was eligible to receive up to $10.0 million in future development milestone payments in its collaboration with Bayer for the Company’s development of biologic product candidates, prior to the point that Bayer exercises its options. The Company is eligible to receive up to $55.0 million if Bayer exercises its options for biologic product candidates. Bayer will be responsible for all further development and commercialization following the exercise of an option for a product candidate. The Company is eligible to receive up to $24.0 million in development milestone payments for the small molecule candidates. If Bayer successfully develops and commercializes all of the product candidates for more than one indication, the Company could receive contingent consideration payments of up to $185.0 million for the achievement of regulatory events (up to $135.0 million for biologics and $50.0 million for small molecules) and up to $1.0 billion upon the achievement of specified future product sales (up to $862.5 million for biologics and $140.0 million for small molecules). As all contingent consideration is based solely on the performance of Bayer, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the agreement with Bayer.

Celgene Strategic Alliance

In December 2013, the Company entered into a Master Research and Collaboration Agreement (the “Agreement”) with Celgene pursuant to which the Company and Celgene will collaborate on research and development programs directed to the discovery and development of novel biologic therapeutic programs to target CSCs, and, if Celgene exercises an option to do so, the discovery, development and commercialization of novel small molecule therapeutic programs to target CSCs. Pursuant to the biologic therapeutic programs, the Company will conduct further development of demcizumab (OMP-21M18), anti-DLL4/anti-VEGF bispecific antibody (OMP-305B83), biologic therapeutics directed to targets in the RSPO-LGR signaling pathway, and biologic therapeutics directed to targets in an undisclosed pathway. Celgene has options to obtain exclusive licenses to develop further and commercialize biologic therapeutics in specified programs, which may be exercised during time periods specified in the agreement through completion of certain clinical trials, provided that such option exercise occurs within the contractual option period of 12 years (“Option Period”). The Company at its option may enter into co-commercialization and co-development agreements for five of the six biologic programs. During the Option Period, the Company will provide research and development services and the resultant data to Celgene for analysis in order for Celgene to determine whether or not to exercise its options.

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

Under the terms of the Agreement, the Company received an upfront cash payment of $155.0 million from Celgene. In addition, Celgene purchased 1,470,588 shares of the Company’s common stock at a price of $15.13 per share, resulting in gross proceeds of $22.2 million. The price paid by Celgene for the common stock represented a premium over the closing price of the Company’s common stock on the date of the Agreement. The Company accounted for the $1.7 million premium as additional consideration under the Agreement and the common stock was recorded at its fair market value of $20.5 million. The Company is also eligible to receive option fees upon Celgene’s exercise of the option for each biologic therapeutic program. The collaboration also includes milestone payments for achievement of specified development, regulatory and commercial milestones, paid on a per-product and per-program basis. The payments for option exercise, program designation and achievement of development, regulatory and commercial milestones may total up to (1) $791.0 million for products in the demcizumab program, including a payment upon the achievement of certain pre-determined safety criteria in Phase II clinical trials with respect to demcizumab, (2) $505.0 million for products in the anti-DLL4/anti-VEGF bispecific program, (3) up to $442.8 million for each of the four products achieving regulatory approval that are directed to targets in each of the RSPO-LGR signaling pathway and the undisclosed pathway programs for which Celgene exercises its option, and (4) $107.0 million for products in the small molecule therapeutic program.

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

As of June 30, 2014, the Company was eligible to receive in its collaboration with Celgene up to $90.0 million in future development milestones across all programs under the collaboration, prior to the point that Celgene exercises its options. The Company is also eligible to receive up to $240.0 million of contingent consideration if Celgene exercises all its options for the biologic and small molecule therapeutic programs. Celgene will be responsible for all further development and commercialization following the exercise of the options for specified programs. If Celgene successfully develops and commercializes all of the product candidates, the Company could receive additional contingent consideration of up to $2.8 billion for the achievement of regulatory events (up to $2.7 billion for biologics and $95.0 million for small molecules). As all contingent consideration is based solely on the performance of Celgene, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the Agreement.

For additional information about the Company’s collaborations with GSK, Bayer and Celgene, including the upfront payments received under those collaborations, see Note 10 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with SEC on March 18, 2014.

6.	Equity Plans

Equity Incentive Award and Stock Incentive Plans

As of June 30, 2014, a total of 1,768,645 shares of common stock have been authorized under the 2013 Equity Incentive Award Plan (the “2013 Plan”), including the additional 1,175,918 shares of common stock that became available for future issuance under the 2013 Plan as of January 1, 2014 as a result of an annual automatic increase provision in the 2013 Plan. As of June 30, 2014, a total of 940,548 shares are subject to options outstanding under the 2013 Plan. There are 2,161,301 shares subject to options outstanding under 2004 Stock Incentive Plan (the “2004 Plan”) as of June 30, 2014, which will become available for issuance under the 2013 Plan to the extent the options are forfeited or lapse unexercised without issuance of such shares under the 2004 Plan.

The following table summarizes activity under 2004 Plan and 2013 Plan, including grants to nonemployees and restricted stock units (“RSUs”) granted:

(In thousands)	Shares Available for Grant of Options and Awards	Options and Awards Outstanding
Balances at December 31, 2013	117	2,930
Additional shares authorized	1,176	—
Options granted	(202)	202
Options exercised	—	(299)
Options cancelled	25	(25)
RSUs granted	(294)	294

Balances at June 30, 2014	822	3,102

The weighted-average grant-date estimated fair value of options and RSUs granted during the six months ended June 30, 2014 was $17.96 per share and $31.03 per share, respectively.

Liability for Shares with Repurchase Rights

At June 30, 2014 and December 31, 2013, there were 4,036 and 5,088 shares of common stock, respectively, subject to the Company’s right of repurchase at price of $4.56 per share. At June 30, 2014 and December 31, 2013, the Company recorded $18,000 and $23,000, respectively, as liabilities associated with shares issued with repurchase rights.

Employee Stock Purchase Plan

As of June 30, 2014, a total of 593,979 shares of common stock have been authorized and 553,229 shares of common stock are available for future issuance under the Company’s Employee Stock Purchase Plan (the “ESPP”). This authorized number includes the additional 293,979 shares of common stock that became available for future issuance under the ESPP as of January 1, 2014 as a result of an annual automatic increase provision in the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period.

During the six months ended June 30, 2014, the Company issued 40,750 shares under the ESPP. The Company used the following assumptions to estimate the fair value of the ESPP offered for the six months ended June 30, 2014: expected term of 0.5 years, weighted-average volatility from 65.7% to 115.4%, risk-free interest rate from 0.05% to 0.08% and expected dividend yield of zero.

Restricted Stock Units

In March 2014, the Company awarded 293,980 RSUs under the 2013 Plan. Each vested RSU represents the right to receive one share of common stock. The fair value of the RSU awards was calculated based on the NASDAQ quoted stock price on the date of the grant with the expense being recognized over the vesting period. The RSUs are generally scheduled to vest at the end of three years at March 31, 2017. However, the vesting will be accelerated to 25% of the awarded RSUs upon the payment by Celgene of a designated milestone payment related to Phase II clinical trials of demcizumab. The stock-based compensation expense for these RSUs is being amortized on the straight-line basis over the three-year vesting period. The company continues to assess at each reporting date whether achievement of any performance condition is probable and would begin recognizing compensation costs based on the accelerated vesting if and when achievement of the performance condition becomes probable. There were no RSUs awarded during the three months ended June 30, 2014. The Company has recognized the stock-based compensation expense of $745,000 and $803,000 related to these RSUs for the three and six months ended June 30, 2014, respectively.

Stock-Based Compensation

The following table presents stock-based compensation expense recognized for stock options, RSUs and the ESPP in the Company’s statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$977	$134	$1,388	$274
General and administrative	530	131	809	216

Total	$1,507	$265	$2,197	$490

As of June 30, 2014, the Company had $8.0 million and $8.3 million of unrecognized compensation expense related to unvested stock options and RSUs, respectively, which are expected to be recognized over an estimated weighted-average period of 2.67 years and 2.75 years, respectively.

The estimated grant date fair value of employee stock options was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted-average volatility	69.45%	—%	69.65%	68.5%
Weighted-average expected term (years)	6.2	—	6.2	6.2
Risk-free interest rate	2.22%	—%	2.23%	1.40%
Expected dividend yield	—	—	—	—

7.	Net Loss per Common Share

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive:

	June 30,
	2014	2013
Convertible preferred stock	—	21,180,280
Options to purchase common stock	2,807,869	2,544,101
RSUs	293,980	—
Warrants to purchase convertible preferred stock	—	38,210

	3,101,849	23,762,591

8.	Subsequent Events

In July 2014, the Company began dosing patients in the randomized, placebo-controlled Phase II portion of its clinical trial of tarextumab (anti-Notch2/3, OMP-59R5) in pancreatic cancer. As such, the Company recognized $11.0 million of milestone revenue, which had been previously deferred, related to first patient enrollment in the Phase II portion of its tarextumab clinical trial under its agreement with GSK.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed financial statements (unaudited) and related notes included elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements, include, but are not limited to, the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs; our ability to advance product candidates into, and successfully complete, clinical trials; our receipt of future milestone payments and/or royalties, and the expected timing of such payments; our collaborators’ exercise of their license options; the commercialization of our product candidates; the implementation of our business model, strategic plans for our business, product candidates and technology; the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology; estimates of our expenses, future revenues, capital requirements and our needs for additional financing; the timing or likelihood of regulatory filings and approvals; our ability to maintain and establish collaborations or obtain additional government grant funding; our use of proceeds from our IPO; our financial performance; and developments relating to our competitors and our industry. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 or described elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report on Form 10-Q, the terms “OncoMed,” “Company,” “OncoMed Pharmaceuticals,” “we,” “us” and “our” refer to OncoMed Pharmaceuticals, Inc., a Delaware corporation, unless otherwise noted.

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

We have five anti-CSC product candidates in clinical development. Additionally, other product candidates are in preclinical development with IND filings planned for as early as late 2014 or 2015. The first candidate, demcizumab, has completed a single-agent Phase Ia safety and dose escalation trial and is currently in Phase Ib combination therapy trials in patients with non-small cell lung cancer (with carboplatin and pemetrexed) and pancreatic cancer (with gemcitabine and Abraxane®) and a Phase Ib/II trial combining demcizumab with paclitaxel in ovarian cancer. The second candidate, tarextumab (anti-Notch2/3, OMP-59R5), completed a Phase Ia safety and dose escalation trial and is in the Phase II portion of a Phase Ib/II trial in pancreatic cancer (with gemcitabine and Abraxane®) and in a second Phase Ib/II trial in small cell lung cancer (with etoposide and platinum chemotherapy). The third candidate, vantictumab (OMP-18R5), is in a single-agent Phase Ia trial and three separate Phase Ib combination trials, one trial each in patients with breast cancer (with paclitaxel), pancreatic cancer (with gemcitabine and Abraxane®) and non-small cell lung cancer (with docetaxel). The fourth candidate, ipafricept (Fzd8-Fc, OMP-54F28), is in a single-agent Phase Ia safety and dose escalation trial in solid tumor malignancies, and is currently in three separate Phase Ib combination trials, one trial each in patients with ovarian cancer (with carboplatin and paclitaxel), pancreatic cancer (with gemcitabine and Abraxane®) and hepatocellular carcinoma (with sorafenib). The fifth candidate, anti-Notch1 (OMP-52M51), is in two single-agent Phase Ia safety and dose escalation trials in hematologic and solid tumor malignancies. Clinical trials for all five product candidates are ongoing, with the intent of gathering additional data required to proceed to later stage clinical trials and product approval. The Phase I clinical trials for both vantictumab and ipafricept, however, have been placed on partial clinical hold by the U.S. Food and Drug Administration (“FDA”) following a voluntary halt of the trials by the Company. The Company currently expects to resume enrollment and dosing of new patients in its Phase 1b vantictumab and ipafricept clinical trials after revised protocols and amendments have been submitted to and concurred with by the FDA and the study sites’ institutional review boards (“IRBs”).

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

The following table summarizes our revenue for the three and six months ended June 30, 2014 and 2013, which is related to the recognition of upfront payments received under our various collaboration arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
GSK: Recognition of upfront payments	$312	$493	$624	$985
Bayer: Recognition of upfront payments	2,439	2,439	4,878	4,878
Celgene: Recognition of upfront payments	3,264	—	6,528	—

Total collaboration related revenue	$6,015	$2,932	$12,030	$5,863

We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of milestones and other payments from our collaborations with GSK, Bayer and Celgene or any new collaboration we may enter into, and any new potential government grants that we may receive in the future. See Note 8 to Condensed Financial Statements, Subsequent Events.

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

The following table (in thousands) summarizes our research and development expenses for the three and six months ended June 30, 2014 and 2013. The internal costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline. The external program costs reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Internal Costs:
Cancer biology, pathology and toxicology	$3,567	$2,696	$6,856	$5,346
Molecular and cellular biology	1,836	1,534	3,461	3,161
Process development and manufacturing	1,340	1,060	2,661	2,126
Product development	2,049	1,150	3,655	2,254

Subtotal internal costs	8,792	6,440	16,633	12,887

External Program Costs:
Manufacturing	3,287	1,016	6,797	1,649
Clinical	4,674	2,551	8,856	4,483
Translational medicine	311	438	960	736
Toxicology	1,103	30	1,630	296

Subtotal external program costs	9,375	4,035	18,243	7,164

Total research and development expense	$18,167	$10,475	$34,876	$20,051

Our research and development expenses have increased as we have progressed our product candidates, and we expect that these expenses may increase with continued pipeline advancement., and conduct our development activities under our agreements with GSK, Bayer and Celgene The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We or our partners may never succeed in achieving marketing approval for any of our product candidates. The probability of success of each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. For the biologic programs covered under our strategic alliances with GSK, Bayer and Celgene, we are responsible for development of each product candidate prior to the exercise of GSK’s, Bayer’s or Celgene’s option to exclusively license such product candidate. GSK and Bayer may exercise such an option on a product-by-product basis, and Celgene may exercise such option on a program-by-program basis, in each case, during certain time periods, which for GSK, Bayer and Celgene are through the end of certain Phase I or Phase II trials, depending on the applicable product candidate or program. If GSK exercises its option for a product candidate, all further development obligations for such product candidate are assumed by GSK. If Bayer exercises its option for a product candidate, all development obligations for such product candidate after such product candidate reaches a defined early development stage are assumed by Bayer. With respect to biologic therapeutic programs, if Celgene exercises its option for a given program, we will have the option to co-develop and co-commercialize up to five of the six such product candidates in the United States. If we do so, we will be responsible for a one-third share of the global development costs of such product candidates, with Celgene bearing the remaining two-thirds of such costs, and we will be entitled to participate in the commercialization activities for such product candidates in the United States, and to share 50% of all profits and losses arising from U.S. sales of such product candidates. Otherwise, we may enter into a license agreement with Celgene for such product candidate whereupon Celgene would be responsible for all further development costs. With respect to the small molecule therapeutic program under our agreement with Celgene, if Celgene exercises its option to further develop and commercialize small molecule therapeutics directed to targets in an undisclosed pathway, all further development obligations with respect to such program will be assumed by Celgene.

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

For the six months ended June 30, 2013, other income (expense) included gains and losses from the remeasurement of our liabilities related to our convertible preferred stock warrants. The outstanding preferred stock warrants were converted to common stock warrants upon the completion of the IPO in July 2013 and were no longer subject to remeasurement following this time. There were no warrants outstanding during the six months ended June 30, 2014.

Critical Accounting Polices and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

There have been no significant and material changes in our critical accounting policies during the three and six months ended June 30, 2014, as compared to those disclosed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Dollar Change
(In thousands)	2014	2013
Revenue:
Collaboration revenue	$6,015	$2,439	$3,576
Collaboration revenue–related party	—	493	(493)

Total revenue	6,015	2,932	3,083
Operating expenses:
Research and development	18,167	10,475	7,692
General and administrative	3,440	1,952	1,488

Total operating expenses	21,607	12,427	9,180

Loss from operations	(15,592)	(9,495)	(6,097)
Interest and other income (expense), net	(5)	(149)	144

Net loss	$(15,597)	$(9,644)	$(5,953)

Revenue

Total revenue for the three months ended June 30, 2014 was $6.0 million, an increase of $3.1 million, or 105%, compared to total revenue of $2.9 million for the three months ended June 30, 2013. This increase is primarily due to the recognized revenue from the amortization of the upfront payments received in 2013 under the Celgene collaboration agreement.

Research and Development

Research and development expenses were $18.2 million for the three months ended June 30, 2014, an increase of $7.7 million, or 73%, compared to research and development expenses of $10.5 million for the three months ended June 30, 2013. The increase was comprised of a $5.3 million increase in our external program costs and a $2.4 million increase in our internal program cost.

The increase in our external program costs of $5.3 million was primarily due to an increase of $2.1 million in clinical costs resulting from higher patient enrollment for various programs, an increase of $2.3 million in manufacturing costs primarily due to the increased production of anti-RSPO3 (OMP-131R10), ipafricept (Fzd8-Fc, OMP-54F28), anti-DLL4/anti-VEGF bispecific antibody (OMP-305B83), tarextumab (anti-Notch 2/3, OMP-59R5) and demcizumab (OMP-21M18), and an increase of $0.9 million in various toxicology studies. We expect that our external program costs may increase in future periods as we continue to enroll patients in various programs and initiate new clinical trials.

The increase in our internal costs of $2.4 million was primarily due to an increase of $1.7 million in personnel-related costs including non-cash stock-based compensation expense, and an increase of $0.5 million in contracted services and lab-related expenses.

General and Administrative

General and administrative expenses were $3.4 million for the three months ended June 30, 2014, an increase of $1.4 million, or 76%, compared to general and administrative expenses of $2.0 million for the three months ended June 30, 2013. The increase is primarily due to an increase of employee costs of $0.7 million related to increased headcount, non-cash stock-based compensation expense, higher consulting fees from third-party vendors of $0.5 million associated with public company operations, higher legal fees and insurance costs of $0.2 million.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was $(5,000) for the three months ended June 30, 2014, a decrease of expense of $144,000, compared to interest and other income (expense), net of $(149,000) for the three months ended June 30, 2013. The decrease in expense was primarily due to the conversion of our preferred stock warrants to common stock warrants following the completion of the IPO in July 2013 that were no longer subject to liability remeasurement.

Comparison of the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,		Dollar Change
(In thousands)	2014	2013
Revenue:
Collaboration revenue	$12,030	$4,878	$7,152
Collaboration revenue—related party	—	985	(985)

Total revenue	12,030	5,863	6,167
Operating expenses:
Research and development	34,876	20,051	14,825
General and administrative	6,653	3,936	2,717

Total operating expenses	41,529	23,987	17,542

Loss from operations	(29,499)	(18,124)	(11,375)
Interest and other income (expense), net	31	(118)	149

Net loss	$(29,468)	$(18,242)	$(11,226)

Revenue

Total revenue for the six months ended June 30, 2014 was $12.0 million, an increase of $6.1 million, or 105%, compared to total revenue of $5.9 million for the six months ended June 30, 2013. This increase is primarily due to the recognized revenue from the amortization of the upfront payments received in 2013 under the Celgene collaboration agreement.

Research and Development

Research and development expenses were $34.9 million for the six months ended June 30, 2014, an increase of $14.8 million, or 74%, compared to research and development expenses of $20.1 million for the six months ended June 30, 2013. The increase was comprised of an $11.1 million increase in our external program costs and a $3.7 million increase in our internal program cost.

The increase in our external program costs of $11.1 million was primarily due to an increase of $4.4 million in clinical costs resulting from higher patient enrollment for various programs, an increase of $5.1 million in manufacturing costs primarily due to the increased production of anti-RSPO3 (OMP-131R10), anti-DLL4/anti-VEGF bispecific antibody (OMP-305B83), tarextumab (anti-Notch 2/3, OMP-59R5), ipafricept (Fzd8-Fc, OMP-54F28), and demcizumab (OMP-21M18) and an increase of $1.3 million in various program toxicology studies. We expect that our external program costs may increase in future periods as we continue to enroll patients in various programs and initiate new clinical trials.

The increase in our internal costs of $3.7 million was primarily due to an increase of $2.7 million in personnel-related costs including non-cash stock-based compensation expense, and an increase of $1.0 million in contract services and lab-related expenses.

General and Administrative

General and administrative expenses were $6.7 million for the six months ended June 30, 2014, an increase of $2.8 million, or 69%, compared to general and administrative expenses of $3.9 million for the six months ended June 30, 2013. The increase is primarily due to an increase of employee costs of $1.1 million related to increased headcount including non-cash stock-based compensation expense, higher legal fees of $0.4 million, higher consulting fees from third-party vendors of $0.9 million associated with public company operations and higher insurance costs of $0.3 million.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was $31,000 for the six months ended June 30, 2014, a change of $149,000, compared to interest and other income (expense), net of $(118,000) for the six months ended June 30, 2013. The change was primarily due to the conversion of our outstanding preferred stock warrants to common stock warrants upon the completion of the IPO in July 2013 and we were no longer subject to remeasurement following the IPO.

Liquidity and Capital Resources

As of June 30, 2014, we had cash, cash equivalents, and short term investments totaling $266.3 million. In connection with our IPO that closed in July 2013, we received cash proceeds of $82.7 million, net of underwriters’ discounts and commissions and expenses paid by us. In December 2013, we received total cash proceeds of $177.2 million as the result of the Celgene collaboration agreement, including the sale of common stock to Celgene.

Our primary uses of cash are to fund operating expenses, primarily related to research and development product candidate expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and short-term investments as of June 30, 2014 will be sufficient to meet our anticipated cash requirements at least through 2016, even without taking into account potential future milestone payments to us. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the achievement of milestones and/or exercise of options under our agreements with GSK, Bayer and Celgene;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our product candidates and potential product candidates;

•	the number and characteristics of product candidates that we pursue;

•	the progress, costs and results of our clinical trials;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	funding we may receive under any new collaborations we may enter into or new government grants we may be awarded in the future;

•	the costs and timing of hiring new employees to support our continued growth; and

•	the costs and timing of procuring clinical supplies of our product candidates.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2014	2013
Cash (used in) operating activities	$(50,172)	$(9,694)
Cash (used in) provided by investing activities	(136,851)	9,587
Cash provided by financing activities	1,471	17

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2014 was $50.2 million. Our net loss of $29.5 million for the six months ended June 30, 2014 was offset by non-cash charges of $0.7 million for depreciation and amortization, and $2.2 million for stock-based compensation. The change in net operating assets of $23.5 million was primarily due to the decrease in income tax payable of $10.8 million upon payment of federal income tax that resulted mainly from the receipt of the Celgene upfront payment in December 2013, a decrease in deferred revenue of $12.0 million from the amortization of upfront payments from collaboration partners and the decrease of $2.7 million in accounts payable due to the timing of our vendor payments.

Cash used in operating activities for the six months ended June 30, 2013 was $9.7 million. The net loss of $18.2 million was offset by non-cash charges of $0.7 million for depreciation and amortization, $0.5 million for stock-based compensation and $0.2 million for the revaluation of the convertible preferred stock warrant liability. The change in net operating assets of $7.2 million was due to the decrease in accounts receivable of $4.0 million due to the collection of the related party receivable from GSK and the net increase in accounts payable and accrued liabilities of $2.2 million as a result of the timing of our payments. Deferred revenue increased by $2.1 million due to the receipt of an $8.0 million advance payment from GSK related to the initiation of the Phase Ib clinical trial in the second indication of our tarextumab (anti-Notch2/3, OMP-59R5) program, partially offset by the amortization of upfront and milestone payments from the GSK and Bayer arrangements in the amount of $5.9 million. Other assets increased by $0.7 million due to the capitalization of costs related to the IPO.

Cash Flows from Investing Activities

Cash used in investing activities of $136.9 million for the six months ended June 30, 2014 was primarily due to purchases of short-term investments of $283.0 million and our acquisition of property and equipment of $1.2 million, offset by maturities of short-term investments of $147.3 million.

Cash provided by investing activities for the six months ended June 30, 2013 was comprised of maturities of short-term investments of $35.0 million, offset by our acquisition of property and equipment of $0.1 million and purchases of short-term investments of $25.3 million.

Cash flows from Financing Activities

Cash provided by financing activities of $1.5 million for the six months ended June 30, 2014 was due to the proceeds of $0.9 million from the issuance of common stock upon the exercise of stock option and $0.6 million from the purchases of common stock under our ESPP.

Cash provided by financing activities for the six months ended June 30, 2013 was due to the Company’s receipt of proceeds of $17,000 from the issuance of common stock upon the exercise of stock options.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements or any holdings in variable interest entities.

Recent Adopted Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued final guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period is a performance condition under Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost for such an award would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for all entities for annual periods beginning after December 15, 2015 and interim periods within those annual periods. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date. We do not believe the adoption of this guidance will have a material impact on its financial statement.

In May 2014, the FASB and the International Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606)—Revenue from Contracts with Customers (“ASU 2014-09”). This ASU affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605, and most industry specific guidance. It also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us for annual periods beginning after December 15, 2016, including interim periods within that period. Early adoption is not permitted under U.S. GAAP. We are currently evaluating the impact of adoption on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $266.3 million as of June 30, 2014, which consist of bank deposits, money market funds and U.S. Treasury Bills. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt as of June 30, 2014.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any material litigation or other material legal proceedings.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in our other public filings with the SEC. The risks described in our 2013 Annual Report on Form 10-K and in our other public filings with the SEC are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except as described in the updated risk factor provided below.

If we are required to suspend or discontinue clinical trials due to side effects or other safety risks, or if we are required to conduct studies on the long-term effects associated with the use of our product candidates, our ability to commercialize our product candidates could be adversely affected or delayed.

Our clinical trials may be suspended, delayed, or terminated at any time for a number of safety-related reasons. For example, we may voluntarily suspend, delay, or terminate our clinical trials if at any time we believe that our product candidates present an unacceptable safety risk to the clinical trial patients. In addition, IRBs or regulatory agencies may order the temporary discontinuation or termination of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, including if they present an unacceptable safety risk to patients. Administering any product candidate to humans may produce undesirable side effects. The existence of undesirable side effects resulting from our product candidates could cause us or regulatory authorities, such as the FDA, to interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory agencies denying further development or approval of our product candidates for any or all targeted indications. This, in turn, could affect whether GSK, Bayer and/or Celgene exercise their development options under our strategic collaborations and could prevent us from commercializing our product candidates. Further, our programs modulate novel classes of targets. As a result, we may experience unforeseen adverse side effects with our existing and future product candidates, including demcizumab (OMP-21M18).

The pharmacokinetic, pharmacodynamic, and safety profile of preclinical studies may not be indicative of results in any clinical trial. As of the date of this Quarterly Report on Form 10-Q, five of our current product candidates have been tested in cancer patients. We have observed adverse events in clinical trials for all five of our product candidates. We currently believe these adverse events are manageable. Nevertheless, such adverse events may cause challenges in development, approval and/or commercialization.

For example, following the occurrence of certain bone-related adverse events, OncoMed voluntarily halted enrollment and dosing in its ongoing Phase 1 clinical trials of its vantictumab (OMP-18R5) and ipafricept (Fzd8-Fc, OMP-54F28) programs until revised protocols and risk mitigation plans have been submitted to and concurred with by the FDA and the study sites’ IRBs. In view of our voluntary halt of these programs, the FDA subsequently placed these programs on partial clinical hold. Although we believe our revised protocols and risk mitigation plans will be satisfactory to the FDA and IRBs to allow re-initiation of enrollment in our vantictumab and ipafricept clinical trials, we cannot assure you that this will be the case. Failure can occur at any stage of the drug development process, and we cannot assure you that vantictumab, ipafricept or any of our product candidates will reach the point where they are able to be successfully commercialized.

The toxicity profile of demcizumab has been shown to include cardiopulmonary events, including hypertension that was generally manageable. In certain patients treated with demcizumab, pulmonary hypertension and/or heart failure have been observed, resulting in the implementation of a risk mitigation strategy including limiting the duration of therapy in our Phase Ib trials so as to optimize the therapeutic index, to maximize efficacy while managing tolerability, of the product candidate and minimize potential cardiopulmonary toxicity. The most common treatment-related adverse events experienced by patients treated with demcizumab include fatigue, vomiting, hypertension and nausea. The most common treatment-related adverse events experienced by patients treated with tarextumab (anti-Notch2/3, OMP-59R5) include diarrhea, fatigue and nausea. The most common treatment-related adverse events experienced by patients treated with anti-Notch1 (OMP-52M51) include diarrhea, nausea, fatigue and rash. The toxicity profile of vantictumab has been shown to include certain bone effects, including changes in bone turnover markers, resulting in the implementation of a bone risk mitigation plan involving monitoring, prophylactic supplements and administration of zoledronic acid, if indicated, in our vantictumab trials. The most common treatment-related adverse events experienced by patients treated with vantictumab include fatigue and nausea. The most common treatment-related adverse events experienced by patients treated with ipafricept include decreased appetite, muscle spasms, nausea, and dysgeusia (altered taste sensation). The toxicity profile of ipafricept has also been shown to include certain bone effects, including changes in bone turnover markers, and a bone risk mitigation plan that involves monitoring, prophylactic supplements and administration of zoledronic acid, if indicated, has been implemented in our ipafricept trials.

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

Not applicable

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

(a)

Not applicable

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

OncoMed Pharmaceuticals, Inc.

Date: August 7, 2014	By:	/s/ Sunil Patel
Sunil Patel Chief Financial Officer, Senior Vice President, Corporate Development and Finance (principal financial and accounting officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on July 23, 2013 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K on July 23, 2013 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.2(A)	Amended and Restated Investor Rights Agreement, dated October 7, 2008, by and among the Registrant and certain stockholders (filed as Exhibit 4.4(A) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.2(B)	Amendment and Consent, dated September 16, 2010, by and among the Registrant and certain stockholders (filed as Exhibit 4.4(B) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of December 2, 2013, by and between the Registrant and Celgene Corporation (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K on December 3, 2013 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101*	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Balance Sheets at June 30, 2014 (unaudited) and December 31, 2013, (ii) Condensed Statements of Operations and Comprehensive Loss (unaudited) for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2014 and 2013, and (iv) Notes to the Condensed Financial Statements.

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.