Form 10-K
period 2014-12-31
OncoMed Pharmaceuticals Inc
filed 2015-03-12
CIK 1302573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of March 6, 2015 was 29,941,886. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014, was $441,941,375. There is no non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the registrant’s 2014 fiscal year and are incorporated by reference in Part III.

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

OncoMed is a clinical development-stage biopharmaceutical company focused on discovering and developing novel protein therapeutics targeting cancer stem cells, or CSCs. CSCs, also known as tumor-initiating cells, are the subpopulation of cells in a tumor responsible for driving growth and metastasis of the tumor. CSCs exhibit certain properties which include the capacity to divide and give rise to new CSCs via self-renewal and the capacity to differentiate or change into the other cells that form the bulk of the tumor. Common cancer drugs target bulk tumor cells but have limited impact on CSCs, thereby providing a path for recurrence of the tumor. Our product candidates target CSCs by blocking self-renewal and driving differentiation of CSCs toward a non-tumorigenic state, and also impact bulk tumor cells. We believe our product candidates are distinct from the current generations of anti-cancer drugs and have the potential to significantly impact cancer treatment and the clinical outcome of patients with cancer.

We utilize our proprietary technologies to (1) identify, isolate and evaluate CSCs, (2) identify and/or validate multiple potential targets and pathways critical to CSC self-renewal and differentiation, and (3) develop targeted antibody and other protein-based therapeutics that are designed to modulate these CSC targets and inhibit the growth of CSCs. These targets are in pathways implicated in cancer biology and stem cell biology, including the Notch, Wnt and other fundamental CSC pathways. We are also actively discovering multiple potential product candidates that target fundamental biological pathways in immuno-oncology. We believe our suite of proprietary CSC and antibody platform technologies provides a competitive advantage in cancer drug discovery. All of our product candidates were discovered internally in our own research laboratories.

We have six anti-CSC product candidates in clinical development and have treated over 500 patients across all of our clinical trials. We have an additional antibody product candidate, anti-RSPO3 (OMP-131R10) in preclinical development with an Investigational New Drug, or IND, application filing with the U.S. Food and Drug Administration, or FDA, planned for the first half of 2015. We are also pursuing discovery of novel anti-CSC and immuno-oncology product candidates. The following summarizes the status of our product candidates and preclinical programs, each of which will be described and discussed in further detail below under “—Our Product Candidates and Preclinical Programs.”

•

Demcizumab (Anti-DLL4, OMP-21M18). Demcizumab is a humanized monoclonal antibody that inhibits Delta Like Ligand 4, or DLL4, in the Notch signaling pathway. It is currently in two randomized Phase II clinical trials and one Phase Ib/II clinical trial. We completed a single-agent Phase Ia trial in advanced solid tumor patients in 2011, which showed promising evidence of single-agent activity in heavily pretreated patients, with a partial response in one patient with recurrent pancreatic adenocarcinoma and 17 of 55 (31%) patients with stable disease for at least three months. Adverse events, including hypertension and a few reversible cardiopulmonary events were observed. Enrollment has recently been completed in two ongoing Phase Ib combination trials of demcizumab. The first trial is in combination with standard-of-care gemcitabine plus Abraxane® (paclitaxel protein-bound particles for injectable suspension) (albumin bound) in first-line advanced pancreatic cancer patients and the second trial is in combination with standard-of-care carboplatin and pemetrexed (Alimta®) in first-line advanced non-small-cell lung cancer, or NSCLC, patients. In both Phase Ib trials, we have employed a risk mitigation strategy in an effort to minimize toxicity while maintaining efficacy. Initial demcizumab Phase Ib data from these ongoing trials suggest encouraging anti-tumor activity, and manageable hypertension as a common treatment-related adverse event. Three cases of pulmonary hypertension and heart failure have occurred in patients who have been dosed in earlier cohorts for longer than 125 days. As a result, additional cohorts exploring a shorter duration of treatment (truncated dosing) were evaluated. Data from the Phase Ib NSCLC trial were most recently presented at the European Society for Medical Oncology (ESMO) 2014 Congress in Madrid, Spain in September 2014. The Phase Ib trial in pancreatic cancer, which originally used demcizumab plus standard-of-care gemcitabine, was updated in 2013 to explore the combination of demcizumab with gemcitabine and Abraxane® chemotherapy. Data from the Phase Ib pancreatic cancer trial were most recently presented at the 26th AACR-NCI-EORTC International Conference on Molecular Targets and Cancer

Therapeutics in Barcelona, Spain in November 2014. To date we have enrolled 64 patients at or above our identified Phase II dose of demcizumab in the Phase Ib trials with no moderate to severe cardiopulmonary events. In addition to the two Phase Ib trials of demcizumab nearing completion, a Phase Ib/II trial in recurrent ovarian cancer combining demcizumab with paclitaxel was initiated in 2013 and is currently enrolling patients in the Phase Ib portion of that trial. Initial signs of activity were seen in both Phase 1b trials. We also initiated and began enrolling patients in a Phase II randomized trial of demcizumab in combination with standard-of-care carboplatin and pemetrexed in NSCLC in February 2015 and have initiated and intend to enroll patients in a Phase II randomized trial of demcizumab in combination with standard-of-care gemcitabine plus Abraxane® in pancreatic cancer in 2015. Demcizumab is part of our strategic collaboration with Celgene Corporation, or Celgene, which is discussed below under “—Collaboration and License Agreements—Strategic Alliance with Celgene.” Celgene retains an option through the end of certain Phase II clinical trials to obtain an exclusive license to demcizumab.

•	Anti-DLL4/VEGF Bispecific (OMP-305B83). OMP-305B83 is a novel monoclonal antibody that targets and inhibits both DLL4 and vascular endothelial growth factor, or VEGF. Preclinical testing suggests that the efficacy of OMP-305B83 could potentially exceed the efficacy of either anti-DLL4 therapy or anti-VEGF therapy alone. We filed an IND for this product candidate in 2014, and are currently enrolling patients with advanced solid tumors in a single-agent Phase Ia trial. This program is part of our strategic collaboration with Celgene. Celgene retains an option through the end of certain Phase I clinical trials to obtain an exclusive license to our anti-DLL4/VEGF bispecific program, including OMP-305B83.

•

Tarextumab (Anti-Notch2/3, OMP-59R5). Tarextumab is a fully human monoclonal antibody that targets the Notch2 and Notch3 receptors. Initially discovered by screening a phage display library against the Notch2 receptor, the antibody binds to a conserved epitope on Notch2 and Notch3. The program is in two randomized Phase II clinical trials: one in combination with gemcitabine and Abraxane® in pancreatic cancer patients (the ALPINE trial) and one in combination with platinum chemotherapy and etoposide in small cell lung cancer patients (the PINNACLE trial). Both trials test potential predictive biomarkers to identify patients that may derive the greatest benefit from tarextumab. A single-agent Phase I trial in advanced solid tumor patients has been completed. Data for the Phase I trial were presented at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2012, and additional Phase I clinical data were presented in a plenary session at the EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics in November 2012. Data from the Phase Ib portion of the ALPINE trial in pancreatic cancer were most recently presented at the 2015 Gastrointestinal Cancers Symposium (ASCO GI) conference in San Francisco in January 2015. Data from the Phase Ib portion of the PINNACLE trial were most recently presented at the ESMO 2014 Congress in Madrid, Spain in September 2014. Tarextumab was well tolerated in combination with chemotherapy, and early signs of potential efficacy were noted on both Phase Ib trials. As presented at the 2015 ASCO GI conference, in pancreatic cancer, median progression-free survival and overall survival values for the three drug combination of tarextumab-gemcitabine-Abraxane® were 5.6 months and 11.6 months, respectively, for all patients treated with the three-drug combination, with a median progression free survival and overall survival benefit of 6.6 and 14.6 months seen in patients with high Notch3 expression (using a 50% cut-off) treated with the triplet of tarextumab-gemcitabine-Abraxane®. Given the small sample size and potential imbalances in patient characteristics, these encouraging preliminary efficacy and predictive biomarker observations are being further assessed in the ongoing, randomized placebo controlled Phase II ALPINE trial. Additionally, based on these observations, and the input of the ALPINE clinical investigators, the OncoMed/GlaxoSmithKline Joint Steering Committee (JSC) recently approved submitting a protocol amendment to the Phase II ALPINE trial to define the primary endpoint of the trial to be median overall survival, with progression free survival being the secondary endpoint, and increasing the sample size of the trial to 160 patients from the previously defined 124 patients. We recently received orphan drug designation from the U.S. Food and Drug Administration, or FDA, for tarextumab for both pancreatic and small cell lung cancer indications. Tarextumab is part of our collaboration with GlaxoSmithKline LLC (formerly SmithKline

Beecham Corporation), or GSK, which is discussed below under “—Collaboration and License Agreements—Strategic Alliance with GSK.” GSK retains an option through the end of certain Phase II trials to obtain an exclusive license to tarextumab.

•	Brontictuzumab (Anti-Notch1, OMP-52M51). Brontictuzumab is a humanized monoclonal antibody targeting the Notch1 receptor. We are currently enrolling two Phase Ia clinical trials to evaluate brontictuzumab in patients with certain hematologic or solid tumor malignancies. This clinical program has strong predictive biomarker hypotheses in both hematological and solid tumor malignancies to identify patients that may derive the greatest benefit from brontictuzumab. Data from the Phase I solid tumor trial were most recently presented in a plenary session at the 26th AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in Barcelona, Spain in November 2014. Brontictuzumab was well tolerated with diarrhea being the most common adverse event. Early signs of potential activity were also noted, particularly in biomarker positive patients. Brontictuzumab is part of our GSK collaboration. We have now initiated dosing of patients in the biomarker-directed expansion cohort of the solid tumor trial. GSK retains an early option through the end of certain Phase I trials to obtain an exclusive license to brontictuzumab or a standard option through the end of certain Phase II trials.

•	Vantictumab (Anti-Fzd7, OMP-18R5). Vantictumab is a fully human monoclonal antibody, identified by screening against the Frizzled7 receptor, or Fzd7, that binds a conserved epitope on five Frizzled receptors and inhibits Wnt signaling. We believe vantictumab is the first monoclonal antibody designed to inhibit Wnt signaling to enter clinical testing. Vantictumab has completed a Phase I single-agent trial in advanced solid tumor patients, and we most recently reported data for this trial at the 2013 European Cancer Congress in September 2013. In this first-in-human trial, vantictumab has been tolerable, has modulated the Wnt pathway in patient samples and has had single-agent activity in patients with neuroendocrine tumors, or NETs. We initiated three Phase Ib clinical trials in 2013 of vantictumab in combination with standard-of-care therapies in distinct solid tumor indications, including breast cancer, lung cancer, and pancreatic cancer. These trials are currently enrolling patients. Vantictumab is part of our Wnt pathway collaboration with Bayer Pharma AG (formerly Bayer Schering Pharma AG), or Bayer, which is discussed below under “—Collaboration and License Agreements—Strategic Alliance with Bayer.” Bayer retains an option to exclusively license vantictumab at any point through completion of certain Phase I trials.

•	Ipafricept (Fzd8-Fc, OMP-54F28). Ipafricept, our second product candidate targeting the Wnt pathway, is a proprietary fusion protein based on a truncated form of the Frizzled8 receptor, or Fzd8. Ipafricept is in a Phase I single-agent trial in patients with advanced solid tumors and we most recently reported results from this trial at the 2014 ASCO conference. Ipafricept was well tolerated, has modulated the Wnt pathway in patient samples and demonstrated early signs of efficacy in various refractory solid tumor patients. We are currently enrolling three Phase Ib trials, one in each of pancreatic cancer, ovarian cancer, and hepatocellular carcinoma, of ipafricept in combination with standard-of-care therapies. Ipafricept is part of our Bayer collaboration. Bayer retains an option to exclusively license ipafricept at any point through completion of certain Phase I trials.

•	Wnt biologic #3. As part of our Bayer collaboration, we have advanced an additional bispecific biologic product candidate to preclinical studies.

•	Wnt small molecule inhibitors. We have an active collaboration with Bayer to discover and develop several small molecule inhibitors of the Wnt pathway. The first potential small molecule product candidate from this effort was advanced to preclinical testing in 2014.

•

RSPO-LGR. We identified that the R-spondin, or RSPO, ligands signal through the LGR receptor family, which is emerging as an important CSC pathway. Studies have demonstrated that certain LGR receptors are distributed specifically on adult stem cells in mammalian tissues, and these LGR-expressing cells have been linked to the development of cancer. We are conducting preclinical studies of antibodies that modulate the RSPO-LGR pathway and we plan to file an IND for our first product candidate targeting the RSPO-LGR pathway, anti-RSPO3 (OMP-131R10), during the first half of 2015. Programs in the RSPO-LGR pathway are part of our strategic collaboration with Celgene. Celgene may designate up to four programs across both of the RSPO-LGR signaling pathway and a specified undisclosed pathway for which it wishes to retain its option to develop biologic therapeutics targeting such pathways. Celgene designated anti-RSPO3 as the first of four potential programs in November 2014. Celgene’s right to designate programs within the RSPO-LGR pathway will expire on the fourth anniversary of the date of the agreement, or, if Celgene makes a specified extension payment, upon the sixth anniversary of the date of the agreement. If Celgene designates targets within the RSPO-LGR pathway, including anti-RSPO3, Celgene retains the right to exercise its option during certain time periods through the end of certain Phase I clinical trials to obtain an exclusive license to develop further and commercialize such designated biologic therapeutics.

•	Undisclosed pathways. We are also working on multiple additional discovery programs in undisclosed cancer stem cell pathways, as well as multiple immuno-oncology discovery programs. Portions of this research activity are part of our strategic collaboration with Celgene.

Strategy

We believe that a key reason for the limitations of many current cancer treatments is that they fail to impede the growth of CSCs, which we believe are responsible for the initiation, metastasis and recurrence of many cancers. Our goal is to build a leading biopharmaceutical company to discover, develop and commercialize novel anti-cancer stem cell and immuno-oncology therapies in a capital-efficient manner. Key elements of our strategy to achieve this goal are:

•	Continue to discover and advance novel cancer therapeutics based on our proprietary discovery and drug development platform. Our proprietary CSC and antibody platforms are generating novel product programs, and we plan to continue discovery activities to identify new potential CSC pathways and anti-cancer stem cell product candidates. These efforts have led to the discovery of multiple proprietary anti-CSC product candidates, six of which are in clinical development, with additional IND filings anticipated in 2015 and in future years. In addition, we have several active discovery efforts underway in immuno-oncology research.

•	Advance demcizumab, tarextumab, and our other programs to determine their utility as treatments for cancer. We are conducting randomized Phase II trials of demcizumab in first-line pancreatic and non-small-cell lung cancer in combination with standard-of-care chemotherapy. Enrollment is underway in the NSCLC trial and has not yet commenced for the pancreatic trial. We also initiated a Phase Ib/II trial of demcizumab in recurrent ovarian cancer at MDACC in 2013. We also have extensive preclinical data in multiple other indications. We are actively considering opportunities to broaden development of demcizumab and tarextumab over time. We also have Phase II trials underway with tarextumab in pancreatic cancer and small cell lung cancer. Across our pipeline, we currently have 16 clinical trials underway.

•

Collaborate with our partners, GSK, Bayer, and Celgene to advance specific CSC pathway programs forward in clinical development. We have multiple product candidates under our GSK, Bayer and Celgene collaborations and are working closely with our partners to advance programs in development. Under our GSK collaboration focused on the Notch pathway, we are currently developing tarextumab in a randomized Phase II trial in pancreatic cancer patients and a randomized Phase II trial in small cell lung cancer patients and brontictuzumab in a Phase I trial in patients with hematologic tumors and a Phase I trial in patients with solid tumors. Under our Bayer collaboration focused on the Wnt pathway, we are developing vantictumab and ipafricept, each of which is currently in three Phase Ib trials. We also collaborate with Bayer on Wnt pathway small molecule discovery and development. Our Celgene collaboration includes demcizumab, the anti-DLL4/VEGF bispecific program, programs in the RSPO-LGR pathway, and programs in an undisclosed pathway. Under our collaborations, GSK, Bayer and Celgene have certain options during certain time periods through the end of specified Phase I or

Phase II trials to obtain exclusive licenses to antibody or protein-based product candidates. In the event that these options are not exercised at the end of the relevant option periods, we will have worldwide rights to these programs.

•	Utilize biomarker approaches to identify subsets of cancer patients most likely to benefit from our therapies. In some of our programs, such as our tarextumab, brontictuzumab and vantictumab programs, we identified predictive biomarkers that have the potential to assist in patient selection. In other programs, such as our demcizumab, ipafricept, and anti-RSPO3 programs, we have extensive biomarker identification/validation research ongoing. We are working on developing these biomarkers through the course of our current clinical trials for all of our programs, with the plan to potentially utilize those biomarkers in Phase II and subsequent trials to identify patients most likely to benefit from treatment and improve patient outcomes. Where biomarker approaches are successfully utilized in clinical testing, we may elect to develop companion diagnostics in conjunction with suitable third-party development and commercialization partners. Our current efforts on our demcizumab, tarextumab, brontictuzumab, vantictumab and ipafricept product candidates, as well as our other programs, could potentially lead to development of future companion diagnostics.

•	Use pharmaceutical collaborations as appropriate to provide funding, create value and leverage partners’ expertise to bring medicines to patients. We believe that our GSK, Bayer and Celgene collaborations provide validation of our scientific approach, significant funding to advance our pipeline and access to development and commercial expertise for our partnered assets. To facilitate the capital-efficient development and commercialization of our independent programs, we routinely engage in partnering discussions with a range of pharmaceutical and biotechnology companies.

We have assembled a strong team of scientific, clinical and business leadership. Paul J. Hastings, our Chairman and Chief Executive Officer, has over 25 years of biopharmaceutical experience, including roles as Chief Executive Officer at multiple public companies. John Lewicki, Ph.D., our Executive Vice President and Chief Scientific Officer, has over 25 years of research experience in biotechnology. Jakob Dupont, M.D., our Senior Vice President and Chief Medical Officer, has over 15 years of drug development experience in academia and industry and has played a key role in the clinical development of a number of anti-cancer agents, including recent clinical leadership on Avastin® development at Genentech (Roche).

Since our founding in August 2004, we have raised $626.4 million, consisting of $303.2 million in the form of equity financings, $322.0 million in the form of collaboration funding from our pharmaceutical partnerships, and $1.2 million in grants. As of December 31, 2014, we had $232.0 million of cash, cash equivalents and short-term investments.

We believe that our broad, novel pipeline of antibody and protein-based therapeutics, our leadership in the fields of CSCs and cancer biology and our experienced scientific, clinical and business management team provide us with distinct advantages that enable us to continue to discover and advance novel anti-cancer stem cell and immuno-oncology programs.

Understanding Cancer

Cancer is a leading cause of death worldwide, with approximately 14.1 million new cases reported and 8.2 million deaths associated with the disease in 2012 according to the International Agency for Research on Cancer, or IARC. The IARC has projected that by 2030 there will be over 23 million people annually diagnosed with cancer and over 13 million deaths worldwide. The medical costs associated with cancer in the United States alone in 2010 have been estimated by the National Cancer Institute at the National Institutes of Health to be over $120 billion and according to IMS Health the amount spent in the United States on drugs to treat cancer exceeded $37 billion in 2013.

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

Chemotherapy, radiation and surgical resection of tumors are the most common approaches for treating cancer. While heightened vigilance, new diagnostic tests, combination therapies, improved treatment regimens and targeted therapies (including monoclonal antibodies such as Herceptin® and Avastin® as well as small molecules such as Nexavar® and Tarceva® have resulted in improvements in overall survival for many cancer patients, we believe that there is still room for significant improvement in the treatment of cancer. Therapeutic effects of chemotherapy and many targeted therapies are often relatively transient, and acquired resistance to therapies remains a significant clinical problem with patients frequently relapsing and the disease metastasizing to distant organs.

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

The Notch and Wnt pathways play key roles in embryonic development by regulating the fate of cells and tissues in normal organ development. These pathways have been known to be critical for the maintenance of stem cells and have been linked centrally to cancer. The Notch pathway has also been linked to other biological processes that are being targeted in cancer. For instance, the pathway plays an important role in neovascularization and has been linked to modulation of the immune system, including the regulation of T cell activation. Notch proteins are known to be activated by mutations in hematologic malignancies. The Wnt pathway is frequently activated by mutations in colon cancer. Our approach has been to (1) develop specific antibodies against key extracellular proteins that regulate the Notch and Wnt pathways, (2) characterize these antibodies in detail to assess their binding affinities and ability to inhibit the target protein and (3) optimize their biophysical properties to ensure their high quality of production for ultimate development and commercial manufacturing. To support these efforts, we have developed an advanced understanding of Notch- and Wnt-pathway biology and have developed proprietary tools and reagents to aid in the evaluation of candidate antibodies and enhance our understanding of mechanisms underlying pathway inhibition. Through this approach, we have successfully generated specific antibodies that block the Notch and Wnt pathways, and we believe that we were among the first companies to initiate clinical trials with antibodies targeting these pathways.

The RSPO-LGR pathway is comprised of a family of four cell signaling ligands known as R-spondins 1-4 and three related receptor proteins, LGR4-6. This pathway has been highlighted as a key pathway in adult tissue stem cells and has been linked to the development of cancer. We have identified multiple antibodies targeting this pathway and are currently progressing anti-RSPO3 (OMP-131R10) in preclinical development. Inhibition of CSC pathways has been shown to result in synergistic inhibition of tumor growth when combined with chemotherapeutic agents. Furthermore, we have shown that inhibition of these stem cell pathways drives differentiation of CSCs toward a non-tumorigenic state. Thus, CSC-directed agents hold the potential promise of dramatically improving cancer treatment. As a result of our efforts to discover novel antibody and protein-based treatments targeting CSCs, six of our product candidates are in clinical development, and we will file an IND for a seventh product candidate, anti-RSPO3 (OMP-131R10) in the first half of 2015.

Our Product Candidates and Preclinical Programs

The following table summarizes the status of, and certain of our plans for, our product candidates and preclinical programs, each of which will be described and discussed in further detail below.

GSK, Bayer, and Celgene have certain opt-in rights to the OncoMed proprietary programs identified in the chart with their respective company logos.

We anticipate potential data readouts for multiple Phase II clinical trials for our product candidates through 2017. We also anticipate multiple potential milestones from our strategic alliance partners in the coming years based on successful advancement and trial results for our product candidates. The timing of these programs and receipt of these milestones is subject to the risks and uncertainties set forth under the caption “Risk Factors.”

Demcizumab (Anti-DLL4, OMP-21M18)

Demcizumab (anti-DLL4, OMP-21M18) is a humanized monoclonal antibody that inhibits Delta Like Ligand 4, or DLL4, in the Notch signaling pathway. We completed a single-agent Phase Ia trial in advanced solid tumor patients in 2011, which showed promising evidence of single-agent activity in heavily pretreated patients, with a partial response in one patient with recurrent pancreatic adenocarcinoma and 17 of 55 (31%) patients with stable disease for at least three months. Adverse events, including hypertension, bleeding and a few cardiopulmonary events were observed. Enrollment has recently been completed in two ongoing Phase Ib combination trials of demcizumab. The first trial is in combination with standard-of-care gemcitabine and Abraxane® (paclitaxel protein-bound particles for injectable suspension) (albumin bound) in first-line advanced pancreatic cancer patients and the second trial is in combination with standard-of-care carboplatin and pemetrexed (Alimta®) in first-line advanced NSCLC patients. The initial safety and efficacy data from these demcizumab Phase Ib trials were encouraging, although a few cases of reversible pulmonary hypertension and heart failure occurred in patients who were treated for a prolonged period of time. As a result, we added new cohorts to these trials to enable the evaluation of a more limited duration of treatment (truncated dosing). We initiated a Phase Ib/II trial of demcizumab with paclitaxel in ovarian cancer in the second half of 2013. We also initiated a Phase II trial for demcizumab in combination with standard-of-care carboplatin and pemetrexed (Alimta®) in non-small cell lung cancer in February 2015 and are currently working to begin enrolling patients in a Phase II trial for demcizumab in combination with standard-of-care gemcitabine and Abraxane® in pancreatic cancer. Demcizumab was granted orphan drug designation for the treatment of pancreatic cancer by the FDA in 2014. Demcizumab is part of our strategic collaboration with Celgene. Celgene retains an option during certain time periods through the end of certain Phase II clinical trials to obtain an exclusive license to demcizumab, provided such clinical trials are conducted within a specified time period after the date of our agreement with Celgene.

We initiated a single-agent Phase Ia trial of demcizumab in patients with advanced solid tumors in 2008 and completed the trial in November 2011. A total of 55 patients were treated in the trial. Interim results from this first-in-human trial were presented at the 22nd EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics in Berlin in 2010. In 2010, we initiated three Phase Ib clinical trials of demcizumab in combination with chemotherapy based on the single-agent data from our Phase Ia trial and our preclinical datasets. One trial enrolled first-line advanced pancreatic cancer patients, assessing safety and efficacy of demcizumab in combination with standard-of-care gemcitabine and Abraxane®, a second trial enrolled first-line advanced NSCLC patients, assessing safety and efficacy of demcizumab in combination with standard-of-care carboplatin and pemetrexed (Alimta®), and a third trial (which was closed due to resource prioritization) enrolled first or second-line colorectal cancer, assessing safety and efficacy of demcizumab in combination with standard-of-care FOLFIRI chemotherapy.

We most recently presented data from the NSCLC Phase Ib trial at the 2014 European Society for Medical Oncology (ESMO) 2014 Congress in Madrid, Spain in September 2014. As reported at such conference, in the ongoing Phase Ib clinical trial, 39 patients who had not received prior chemotherapy for their Stage IIIb or IV NSCLC were treated with demcizumab, pemetrexed and carboplatin. The combination therapy was generally well tolerated with nausea, fatigue and hypertension being the most common related toxicities. Truncated dosing (in which we limit the duration of therapy to 63 days), monitoring with BNP and the administration of cardioprotective agents, if indicated, are being utilized in the current dose cohorts to maximize the therapeutic index and minimize potential cardiopulmonary toxicity.

Other demcizumab NSCLC Phase Ib results presented at the ESMO 2014 Congress include:

•	Of 33 patients evaluable for efficacy, one (3%) had a complete response, 15 (45%) had a partial response, and 13 (39%) had stable disease as measured by the Response Evaluation Criteria in Solid Tumors, or RECIST, criteria. The overall clinical benefit rate was 88%.

•	Median progression-free survival was not reached as of July 25, 2014 (the ESMO 2014 Congress data cutoff date) for patients treated with the Phase II regimen of 5mg/kg once every three weeks.

•	Eight patients treated with demcizumab once every three weeks at doses of 5mg/kg or 7.5mg/kg plus pemetrexed and carboplatin on-study and in some cases continued administration of protocol defined chemotherapy off-study remained progression free for greater than 300 days.

•	The truncated dosing schedule did not appear to negatively impact drug efficacy by RECIST: among the 14 evaluable patients who received demcizumab on a truncated dosing schedule, one (7%) had a complete response, seven (50%) had a partial response, five (36%) achieved stable disease, and one (7%) had progressive disease, resulting in an overall clinical benefit rate in this subset of patients of 93%.

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

Data from the ongoing pancreatic cancer Phase Ib trial were most recently presented at the ESMO 2014 Congress in September 2014 in Madrid, Spain, and the 26th EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics in November 2014 in Barcelona, Spain. As presented at the ESMO 2014 Congress, in 47 pancreatic cancer patients evaluable for safety, the combination of demcizumab and gemcitabine, with or without Abraxane®, was generally well tolerated in patients. Fatigue, nausea and vomiting were the most common drug related toxicities. Among 22 evaluable patients who received the demcizumab + gemcitabine + Abraxane® combination, nine (41%) achieved partial responses and 10 (45%) had stable disease as measured by RECIST criteria, resulting in an overall clinical benefit rate of 86 percent. Median progression-free survival for the demcizumab + gemcitabine + Abraxane® combination was not reached at the Phase II dose at the time of data cut off. Six patients were still undergoing treatment at the final dose tested of 3.5mg/kg as of July 15, 2014.

We implemented a truncated dosing schedule for demcizumab in both Phase Ib trials following an observation of reversible cardiopulmonary toxicities in earlier studies. Additionally, all patients are being followed with cardiac monitoring using B-type natriuretic peptide (BNP) (an early indicator of cardiotoxicity) and echocardiography. Cardioprotective medications, such as angiotensin-converting enzyme inhibitors, were administered to patients with rising BNPs. The truncated dosing and cardiac monitoring strategies appear to have mitigated the risks of cardiopulmonary toxicity. None of the 26 pancreatic cancer patients treated in this manner have developed moderate-to-severe heart failure or pulmonary hypertension at the time of analysis. The truncated dosing and cardiac monitoring strategies will be further evaluated in the randomized Phase II trials for demcizumab.

In our two ongoing Phase Ib trials, we have seen multiple early, objective responses and stable disease in the NSCLC and pancreatic cancer trials. We have included Data Safety Monitoring Boards, or DSMB, to oversee the trials, to assess efficacy and safety and to determine potential dose escalation of demcizumab on a cohort-by-cohort basis and have determined dosing and treatment schedules for randomized Phase II trials in both NSCLC and pancreatic cancer patient populations. We initiated a randomized Phase II trial of demcizumab in combination with standard-of-care carboplatin and pemetrexed (Alimta®) in NSCLC in February 2015, and plan to enroll patients in a randomized Phase II trial of demcizumab in combination with standard-of-care gemcitabine and Abraxane® in pancreatic cancer in 2015.

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

Anti-DLL4/VEGF Bispecific (OMP-305B83)

We utilized our proprietary bispecific antibody technology to discover a monoclonal antibody (OMP-305B83) that targets both DLL4 and VEGF. VEGF is the target for bevacizumab, which is currently approved and used to treat a number of solid tumors including colorectal, NSCLC, breast, renal cell, brain cervical, and ovarian cancers and had worldwide revenues of $6.7 billion in 2013. We filed an IND for OMP-305B83 in 2014 and are currently enrolling advanced solid tumor patients in a single-agent Phase Ia trial. We believe our bispecific approach offers unique opportunity given the related biology of these two factors in regulating new blood vessel formation. We have generated data which suggest that simultaneous targeting of both DLL4 and VEGF can result in substantially improved anti-tumor activity compared to either anti-DLL4 or anti-VEGF alone. This program is part of our strategic collaboration with Celgene. Celgene retains an option during certain time periods through the end of certain Phase I clinical trials to obtain an exclusive license to our anti-DLL4/VEGF bispecific program, including OMP-305B83.

Tarextumab (Anti-Notch2/3, OMP-59R5)

We identified an antibody, tarextumab (anti-Notch2/3, OMP-59R5), that binds to both the Notch2 and Notch3 receptors. Originally identified from a screen against Notch2, the antibody cross-reacts with Notch3. Our tarextumab antibody is a fully human antibody derived from phage display technology licensed from MorphoSys AG, or MorphoSys. Based on preclinical experiments, we believe tarextumab exhibits two mechanisms of action: (1) by downregulating Notch pathway signaling, tarextumab appears to have anti-CSC effects, and (2) tarextumab affects pericytes, impacting stromal and tumor microenvironment. We initiated a Phase Ib/II trial in 2012 in pancreatic cancer patients, and advanced to the Phase II portion of this trial in 2014. In this Phase II clinical trial, called “ALPINE” (Antibody therapy in first-Line Pancreatic cancer Investigating anti-Notch Efficacy and safety), tarextumab is being tested in combination with gemcitabine and Abraxane® in first-line advanced pancreatic cancer patients.

We initiated a Phase Ia dose-escalation trial of tarextumab in 2010 and have completed enrollment of advanced refractory solid tumor patients in the trial. We presented interim results of this trial in a poster discussion session at the ASCO Annual Meeting in June 2012. Additional Phase I clinical data were presented in a plenary session at the EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics in November 2012. In the Phase I trial, tarextumab was generally well tolerated. We established three maximum tolerated doses (MTDs) of 2.5mg/kg weekly, 7.5mg/kg every other week and 7.5mg/kg administered every three weeks for the product candidate. The dose limiting toxicity was diarrhea. Diarrhea appeared less pronounced with every other and every three week dosing schedules. The other most common treatment-related adverse events that occurred in the Phase Ia trial included fatigue, nausea, anemia, decreased appetite, hypokalemia, and vomiting. The pharmacokinetics of tarextumab in patients are characterized by fast and dose-dependent clearance. However, pharmacodynamic analyses on surrogate and tumor tissue suggest that Notch pathway modulation is sustained for a week or more after dosing. There was also clear downregulation of the Notch3 target in serial tumor biopsies after treatment with tarextumab. Several patients (Kaposi’s Sarcoma, adenoid cystic carcinoma, liposarcoma, triple negative breast cancer, and rectal cancer) had prolonged stable disease for 56 or more days.

Final data from the Phase Ib portion of the ALPINE trial were most recently presented at the 2015 ASCO GI conference in San Francisco in January 2015. As presented at the 2015 ASCO GI conference, tarextumab was generally well tolerated when administered with gemcitabine and Abraxane® with manageable, on-target drug-related toxicities. The Phase II dose of tarextumab was determined to be 15 mg/kg every two weeks in combination with the standard-of-care. Among the 29 patients evaluable for response using RECIST criteria, 11 (38%) achieved partial responses, with an additional 10 (35%) achieving stable disease for an overall clinical benefit rate of 73%. Median progression-free survival, or PFS, and overall survival, or OS, values for the three drug combination of tarextumab-gemcitabine-Abraxane® were 5.6 months and 11.6 months, respectively, for all patients treated with the three-drug combination.

Additionally, the data presented included biomarker analyses that showed that among patients whose tumor samples had elevated levels of Notch3 gene expression, trends toward higher response rates and longer survival were noted, as compared to patients with low Notch3 expression. Median progression-free survival and overall survival for patients with high Notch 3 expression (using a 50% cut-off) were 6.6 months and 14.6 months, respectively. Given the small sample size and potential imbalances in patient characteristics, these encouraging preliminary efficacy and predictive biomarker observations are being assessed in the ongoing randomized, placebo-controlled, Phase II ALPINE trial, comparing the efficacy of standard-of-care gemcitabine and Abraxane® either with tarextumab or with placebo. Finally, based on these encouraging observations, and the input of the ALPINE clinical investigators, the OncoMed/GSK JSC recently approved submitting a protocol amendment to the Phase II ALPINE trial to define the primary endpoint as median overall survival, with median progression free survival as the secondary endpoint, and to increase the sample size to 160 patients from the previously defined 124 patients.

We initiated a second Phase Ib/II trial called “PINNACLE” (Phase Ib/II Investigation of anti-Notch Antibody therapy with platinum chemotherapy and etoposide in small cell Lung carcinoma Efficacy and safety) in small cell lung cancer in the first half of 2013. Data from the Phase Ib portion of the PINNACLE trial were most recently presented at the ESMO 2014 Congress in Madrid, Spain in September 2014. As presented at ESMO 2014, OncoMed’s Phase Ib PINNACLE trial of tarextumab enrolled 20 small cell lung cancer patients. Tarextumab was administered up to a dose of 15mg/kg every two weeks in combination with etoposide and cisplatin. Following that cohort, patients were treated with 15 mg/kg of tarextumab in combination with etoposide and carboplatin to confirm safety and tolerability of the highest tolerated dose. Tarextumab was well tolerated; diarrhea, fatigue, decreased appetite and nausea were the most common treatment-related toxicities, and these events were mostly Grade 1 or 2 and easily managed with supportive care. Of 16 patients evaluable for efficacy, 13 (81%) achieved partial responses and the remaining three patients achieved stable disease. As of the data cut off of August 29, 2014, seven patients remained on treatment.

The Phase II portion of the PINNACLE trial commenced in December 2014. In the PINNACLE trial, tarextumab is being tested in combination with platinum chemotherapy and etoposide in first-line extensive-stage small cell lung cancer patients, compared to standard-of-care platinum chemotherapy and etoposide with placebo.

Both of our Phase II trials include analyses of a potential predictive biomarker of Notch3 tumor overexpression to identify patients that might derive the greatest benefit from tarextumab. Tarextumab is part of our collaboration with GSK. GSK has the option through the completion of certain Phase II trials to obtain an exclusive license to tarextumab.

In January 2015, we received orphan drug status designation from the FDA for tarextumab for both pancreatic and small cell lung cancer indications.

Brontictuzumab (Anti-Notch1, OMP-52M51)

Our anti-Notch1 antibody, brontictuzumab, is a humanized monoclonal antibody, and has shown substantial activity in Notch-dependent tumors in preclinical studies. Two single-agent Phase Ia trials are underway for brontictuzumab, one in hematologic malignancies and one in solid tumors.

Data from the solid tumor Phase Ia trial were most recently presented in an oral plenary session at the 26th EORTC-NCI-AACR Symposium in Barcelona, Spain in November 2014. As presented at the conference, the purpose of the brontictuzumab Phase Ia clinical trial is to determine a maximum tolerated dose and to assess safety, pharmacokinetics, immunogenicity and preliminary efficacy in patients, including patients with tumors overexpressing the Notch1 intracellular domain (ICD) as measured by a predictive diagnostic test. Among 31 patients evaluable for safety, brontictuzumab had a manageable safety profile. The most common adverse event was on-target diarrhea, which was treated with supportive care. A Phase II single-agent dose of 1.5 mg/kg every three weeks was established and is being used in an expansion cohort of the Phase Ia trial that will only enroll patients with tumors that overexpress Notch1 ICD as measured by our predictive biomarker assay.

Our researchers used an immunohistochemistry (IHC) test to identify Notch1 ICD overexpression which is a marker of overexpression of the activated form of the Notch1 receptor. This overexpression is identified in select tumor types where the prevalence of the biomarker is estimated to occur in at least ten percent of patients. The patients enrolled in the brontictuzumab Phase Ia clinical trial include patients with the following tumor types: HER2-negative breast cancer, esophageal cancer, colorectal cancer, gastric cancer, pancreatic cancer, small cell lung cancer, adenoid cystic carcinoma (ACC) and cholangiocarcinoma.

Brontictuzumab demonstrated early signals of single-agent anti-tumor activity in four of the 17 patients evaluable for response at the time of data cut off. Of the four patients to date that demonstrated clinical benefit, three had tumors that tested positive for overexpression of the activated form of Notch1. A partial response as measured by RECIST criteria was achieved in a 28 year-old patient with ACC whose cancer previously progressed after radiation and four lines of systemic treatment. The patient’s tumor tested positive using our IHC assay for Notch1 ICD. Three other patients achieved stable disease. Of these, two patients showed high levels of Notch1 receptor activation. One of these patients with refractory colorectal cancer whose cancer had progressed through eight prior lines of systemic therapy remained progression free for 294 days.

In January 2015, we initiated the expansion cohort of the brontictuzumab Phase Ia solid tumor trial. The expansion stage of the brontictuzumab Phase Ia solid tumor trial is enrolling patients whose tumors demonstrate overexpression of the activated form of Notch1. Patients’ tumors are prescreened using OncoMed’s proprietary CLIA-validated IHC test to determine eligibility. Patients will receive brontictuzumab at the recommended Phase II dose of 1.5 mg/kg every three weeks. The expansion stage of the solid tumor Phase Ia study is expected to enroll at least ten biomarker-selected patients.

Brontictuzumab is part of our collaboration with GSK. GSK has a standard option during certain time periods through the completion of specified Phase II trials to obtain an exclusive license to brontictuzumab or, in some cases, an early option during certain time periods through completion of certain Phase I trials to obtain an exclusive license.

Brontictuzumab is the World Health Organization (WHO) registered INN (International Nonproprietary Name) for OMP-52M51, OncoMed’s investigational anti-Notch1 antibody.

Vantictumab (anti-Fzd7, OMP-18R5)

Our vantictumab product candidate is a fully human monoclonal antibody that modulates Wnt pathway signaling by binding to Frizzled receptors 1, 2, 5, 7 and 8. The antibody was identified from a phage display library licensed from MorphoSys by screening against Fzd7. We initiated Phase I clinical testing of vantictumab in 2011. Preclinically, we have observed strong anti-tumor activity in combination with multiple types of approved therapies in solid tumor models, including pancreatic, breast, lung, melanoma, hepatocellular, ovarian, colorectal and other cancers. In addition to synergy in reducing tumor volume with approved therapies, vantictumab reduces CSC frequency in our preclinical models. It also induces differentiation of tumorigenic cells to cell types that are less tumorigenic and more susceptible to conventional chemotherapy. Vantictumab is in a solid tumor, single-agent dose escalation Phase I trial, and data were presented at the 2013 ASCO meeting and updated at the 2013 European Cancer Congress (ECC) in Amsterdam in September 2013. As reported at the ECC, in the Phase Ia clinical trial, 29 patients with advanced and refractory solid tumors were treated with single-agent vantictumab. Vantictumab has been well tolerated up to the dose of 15 mg/kg every three weeks. This dose of vantictumab is above the target efficacious dose based on minimally passaged human tumor xenograft models. Vantictumab shows pharmacodynamic (PD) effects on the Wnt pathway in patient samples in the Phase I clinical trial. Evidence of single-agent activity of vantictumab was noted in several patients with neuroendocrine tumors (NETs). There were certain bone effects, including mild to moderate grade bone adverse events in some patients that were appropriately managed in the trial with a bone risk mitigation plan that involved monitoring, prophylactic supplements and administration of zoledronic acid, if indicated. As reported at the ECC, the most common treatment-related adverse events in the Phase Ia trial for vantictumab have included fatigue and nausea. The Phase Ia trial has now been completed.

We initiated three Phase Ib clinical trials in 2014 in distinct solid tumor indications in combination with standard-of-care therapies, one trial in each of breast cancer, pancreatic cancer, and NSCLC. In 2014, in light of adverse bone events seen in the clinical trials, we voluntarily paused enrollment and dosing in these trials. The FDA placed the vantictumab program on partial clinical hold. We worked with bone experts, investigators, and the FDA, and the partial clinical hold was removed in approximately 90 days. The clinical trials have resumed enrollment. We may present initial data from these trials in 2015. Vantictumab is part of our collaboration with Bayer. Bayer has an option to license vantictumab at any point through completion of certain Phase Ib trials.

Ipafricept (Fzd8-Fc, OMP-54F28)

Ipafricept is our second Wnt pathway modulator. We began enrolling the ongoing Phase Ia trial in July 2012 to evaluate ipafricept in patients with advanced solid tumors. Ipafricept is a fusion protein, or decoy receptor, containing part of the Fzd8 receptor fused to a human Immunoglobulin Fc domain. It has a distinct mechanism of action versus vantictumab (OMP-18R5)—binding Wnt ligands rather than binding Frizzled receptors. Ipafricept has shown evidence of strong anti-tumor activity in solid tumors including pancreatic, breast, hepatocellular, ovarian, colorectal and other cancers, and reduction of CSC frequency in multiple preclinical models, either as a single agent or when combined with approved therapies.

Initial data from the Phase Ia trial was most recently presented at the 2014 American Society for Clinical Oncology (ASCO) Annual Meeting in May 2014. As presented at the conference, the Phase Ia single-agent study of ipafricept enrolled 26 patients with advanced refractory solid tumors into seven dose-escalation cohorts to determine safety, pharmacokinetics (PK), pharmacodynamics (PD) and efficacy. Ipafricept was well tolerated up to 20 mg/kg every three weeks, double the estimated target efficacious dose based on PK and preclinical efficacy data. Ipafricept-related adverse events were mild to moderate (Grades 1 and 2) and manageable, including dysgeusia (altered taste), decreased appetite, fatigue, muscle spasms, nausea and vomiting. One related Grade 3 adverse event of increased blood phosphorus was reported. PD modulation of Wnt pathway genes was observed starting at 2.5 mg/kg. Doubling of ß-CTX, suggesting increased bone turnover, was predominantly seen at higher dose levels and was reversible with prophylactic supplements and zoledronic acid, if indicated Of 26 evaluable patients, eight experienced prolonged stable disease with tumor assessments for 112 days or longer on the study. Tumor indications with prolonged stable disease include pancreatic, renal cell, testicular, thyroid, non-small cell lung cancer, as well as desmoid tumors and basal cell carcinoma. Patient enrollment in the Phase Ia trial has now been completed.

We initiated three Phase Ib clinical trials in 2014 in pancreatic cancer in combination with gemcitabine plus Abraxane®, in ovarian cancer in combination with taxane and platinum chemotherapy, and in hepatocellular carcinoma in combination with sorafenib. In 2014, in light of adverse bone events seen in the clinical trials, we voluntarily paused enrollment and dosing in these trials. The FDA placed the ipafricept program on partial clinical hold. We worked with bone experts, investigators, and the FDA, and the partial clinical hold was removed in approximately 90 days. The clinical trials have resumed enrollment. Ipafricept is part of our collaboration with Bayer. Bayer retains an option to license ipafricept at any point through the completion of certain Phase Ib clinical trials. In addition, we entered into a manufacturing services agreement with Bayer HealthCare LLC whereby Bayer HealthCare LLC manufactures bulk drug substance for this program.

Wnt biologic #3

As part of our Bayer collaboration, we have advanced an additional bispecific biologic product candidate to preclinical studies.

Wnt Pathway Small Molecule Inhibitors

As part of our Bayer collaboration, we and Bayer have jointly initiated discovery campaigns to identify small molecule inhibitors of the Wnt pathway. We have developed assay technologies and transferred those to Bayer. Bayer is utilizing its extensive medicinal chemistry assets and capabilities to discover small molecule drug candidates that modulate Wnt signaling, and we are employing our Wnt technology to evaluate candidate compounds as a basis for advancing them into development. The programs were initiated in 2010. In 2014, the first potential product candidate from this effort advanced to preclinical testing.

RSPO-LGR Pathway

In 2007, we identified that the R-spondin, or RSPO, ligands signal through the LGR receptor family and filed patents applications on therapeutic techniques based on this discovery. We believe we have a significant intellectual property position on antibodies that disrupt RSPO-LGR pathway signaling. We have identified antibodies to proteins in this family that modulate RSPO-LGR signaling and have generated preclinical data demonstrating activity. We plan to file our first IND on an antibody targeting this pathway, anti-RSPO3 (OMP-131R10), during the first half of 2015. Programs in the RSPO-LGR pathway are part of our strategic collaboration with Celgene. Celgene may designate up to four programs across both of the RSPO-LGR signaling pathway and a specified undisclosed pathway for which it wishes to retain its option to develop biologic therapeutics targeting such pathways. The anti-RSPO3 program was designated by Celgene in late 2014. Celgene’s right to designate programs within the RSPO-LGR pathway will expire in December 2017, or, if Celgene makes a specified extension payment, in December 2019. For programs that Celgene designates within the RSPO-LGR pathway, including anti-RSPO3, Celgene retains the right to exercise its option during certain time periods through the end of certain Phase I clinical trials to obtain an exclusive license to further develop and commercialize such designated biologic therapeutics.

Other Pathways/Discovery Programs

We continue to pursue drug discovery activities based on our scientific expertise and proprietary suite of drug discovery technologies. We have multiple other potential target opportunities that we are elucidating from a biological standpoint, and over time we anticipate future potential product candidates to emerge. Our discovery activities also include efforts directed at fundamental biologic pathways in immuno-oncology. We have also developed multiple preclinical immunotherapeutic product candidates that are demonstrating activity and are being advanced towards clinical development. Portions of this research activity are part of our strategic collaboration with Celgene.

Our Proprietary Drug Discovery Platform

Since our founding, we have developed a suite of proprietary technologies which enables us to identify, isolate and evaluate CSCs, identify and/or validate multiple potential targets critical to CSC self-renewal and differentiation, discover targeted antibody and other protein-based therapeutics that modulate these targets and prevent the growth of CSCs, robustly test for in vivo efficacy and identify potential biomarkers. We believe that the use of these unique technologies described below provides us with a competitive advantage in cancer drug discovery and development.

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

Mammalian Display Technology

We have developed a proprietary mammalian display antibody technology (MAbTrapTM) that enhances our ability to find rare and unique antibody product candidates. This technology utilizes flow cytometry to isolate mammalian cells expressing antibodies on the cell surface with desired characteristics from large libraries of candidate antibodies. We can also utilize this technology to fine-tune the characteristics of newly discovered antibodies.

Bispecific Antibody Technology

We have also developed a proprietary bispecific antibody technology (BiMabTM), which has been used to generate our anti-DLL4/VEGF antibody (OMP-305B83) and is being used by our research group to generate other novel product candidates. This technology increases the potential for additional innovative antibodies that leverage the potential synergistic activity that we have observed with certain combinations of therapeutic targets.

Hybridoma Technology

We have substantial expertise in hybridoma technologies for isolating antibodies from mice, including proprietary multiplex single-cell screening techniques. This capability includes the ability to often identify antibodies that cross-react with similar affinity to targets in human, cynomolgus monkey, rat, mouse and other species useful to facilitate drug development and toxicology testing. Humanized antibody product candidates derived from this effort include demcizumab (anti-DLL4, OMP-21M18) and brontictuzumab (anti-Notch1, OMP-52M51).

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

Human Tumor Bank and Xenograft Models

We have developed a proprietary human tumor xenograft bank. This tumor bank consists of approximately 200 established tumors sourced from patients with various types of cancer, including pancreatic, breast, colon, lung, ovarian, melanoma and other cancers. We implant these tumors in mice and utilize these models to identify and validate genes that drive tumor growth, to screen for anti-tumor activity of our product candidates, to evaluate the effects of product candidates on CSCs and to identify biomarkers that can be used to identify patients most likely to respond to our therapeutic candidates. Additionally, we use our patient-derived tumor xenograft models to identify possible indications and assess various dosing regimens that can be evaluated in our clinical trials. We believe these patient-derived models are more representative of the clinical features of human tumors than the cell line-based models used in traditional cancer research, and our models also offer the ability to test the effects of therapeutic candidates on human tumors with varied genetic backgrounds.

We have characterized these tumor xenografts in detail, including sequencing of key genes that are known to drive cancer, histology analysis, single nucleotide polymorphism (SNP) assessment, characterization of gene amplifications and deletions, and gene expression profiling. This characterization is useful for us to correlate response of our agents in relation to the genetic background and biochemical characteristics of the tumor and in the development of predictive patient selection strategies. For example, we have identified key biomarkers in a subset of our tumor xenografts that appear to strongly correlate with robust single-agent response to our brontictuzumab product candidate. Additionally, our established tumor xenograft models encompass many of the clinically relevant patient subgroups (e.g., triple-negative breast cancer, B-Raf mutated melanoma and K-Ras wild-type colorectal cancer) that we can analyze to help inform our clinical development strategies. Our data, as well as other published reports, indicate that these models may be predictive of clinical responses to an antibody.

Cancer Stem Cells and Immuno-Oncology Research

We believe our anti-cancer stem cell candidates may be well suited to combinations with immunotherapeutic antibodies. Unlike traditional chemotherapies, which can suppress the immune system, our anti-cancer stem cell antibodies leave immune system function intact and may enhance immune function. We believe that by pushing cancer stem cells into a more differentiated state, our anti-cancer stem cell product candidates may make the cancer stem cells more susceptible to immune system activity. Our antibody expertise, including bispecific antibody capabilities, provides a platform for the development of next-generation immunotherapeutic agents.

In recent years, we have also been conducting discovery research efforts concentrated on exploring novel immunotherapeutic strategies. These efforts leverage our expertise in receptor-ligand biology, and have resulted in the potential identification of certain novel undisclosed targets that are intended to restore immune system function against tumors. To date, we have developed multiple preclinical immuno-oncology product candidates that are demonstrating efficacy and are being advanced towards clinical development.

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

Pharmacodynamic biomarkers are useful for determining whether a therapeutic is effectively modulating its intended target—information that is critical for optimizing the dose and schedule for delivery of therapeutics. We conduct multiple pharmacodynamic analyses to look at gene, RNA expression and protein changes in response to our agents in tumor biopsies, circulating tumor cells and surrogate tissues. Using state-of-the-art methods, including single-cell gene expression technology, we have demonstrated on-target pharmacodynamic effects for multiple product candidates in our pipeline, including demcizumab, tarextumab, vantictumab, ipafricept and additional product candidates.

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

In July 2011, we amended the collaboration agreement with GSK. The parties agreed to focus the collaboration on the development of two product candidates, tarextumab and brontictuzumab. GSK also agreed to terminate its options to obtain an exclusive license to develop and commercialize demcizumab and bispecific antibodies targeting DLL4 and VEGF. Under certain circumstances we may owe GSK single-digit percentage royalties on net product sales of demcizumab. In the amendment, we and GSK also agreed to cease all further discovery and research activities under the collaboration on programs other than tarextumab and brontictuzumab. Further, the amendment provided additional funding from GSK to support certain of our development activities conducted in relation to one of these product candidates, up to a maximum of $2.0 million. GSK retains its option to exclusively license tarextumab, which may be exercised during certain time periods through the end of proof-of-concept Phase II trials. GSK also has an option to exclusively license brontictuzumab, which may be exercised during certain time periods through the end of either Phase I trials or proof-of-concept Phase II trials. If GSK exercises its option with respect to tarextumab or brontictuzumab, GSK will receive an exclusive license to develop and commercialize such product candidate in all indications.

We are eligible to receive from GSK, (1) with respect to tarextumab, aggregate payments of up to $344.5 million of milestones and contingent consideration, including an option exercise fee and development, regulatory and commercialization payments, of which $25.0 million had been earned through December 31, 2014, in addition to percentage royalties in the low double digits to high teens on net product sales, and (2) with respect to brontictuzumab, aggregate payments of up to $349.5 million of milestones and contingent consideration, including an option exercise fee and development, regulatory and commercialization payments, of which $14.0 million had been earned through December 31, 2014, in addition to percentage royalties in the low double digits to high teens on net product sales. In addition, we are eligible to receive bonus payments of up to $15.0 million based on clinical success, for a total of $670.0 million of potential future payments as of December 31, 2014. If GSK elects not to exercise its options for tarextumab and/or brontictuzumab during the relevant option periods, or if GSK terminates those programs, we will have worldwide rights to such program(s), subject to, under certain circumstances, GSK’s right of first negotiation to obtain an exclusive license to develop and commercialize brontictuzumab.

In July 2012, we further amended our agreement to revise the structure of the milestone payments to reflect the decision to initiate a Phase Ib/II trial for tarextumab. We initiated the second of two Phase Ib/II trials for tarextumab in 2013, triggering a cash payment of $8.0 million from GSK, which was recorded as deferred revenue. This deferred revenue was recognized in 2014 with the initiation of the Phase II portion of the “ALPINE” pancreatic cancer trial.

Under our amended agreement with GSK, there are several committees, including a Joint Steering Committee, and Joint Clinical Subteam, among others, that meet regularly to discuss our activities in the collaboration. In general, decisions regarding development of a product candidate are made jointly through these committees prior to the exercise of GSK’s option with respect to the product candidate, except for in certain circumstances. For example, GSK has final decision-making authority with respect to the design of brontictuzumab clinical trials, subject to certain pre-specified guidelines. Also for example, we have sole decision-making authority with respect to manufacture and supply matters for product candidates prior to option exercise. Following the exercise by GSK of its option for a product candidate, GSK generally assumes responsibility for all costs associated with further development of the product candidate and the Joint Steering Committee has no control over decisions relating to development of the product candidate for which the option was exercised.

We are obligated to utilize commercially reasonable efforts to progress both tarextumab and brontictuzumab into clinical development prior to GSK’s exercise of its option for such product candidates. We are responsible for funding all research activities we conduct under the collaboration prior to GSK’s exercise of its option for such product candidates. We intend to utilize our potential milestone payments from this collaboration towards advancement of our tarextumab and brontictuzumab programs. In general, while the Joint Steering Committee and other subteams may discuss resource allocation, they have no specific ability to control resource allocation with respect to product candidates being developed under our agreement with GSK and there are no explicit expenditure or investment requirements in our agreement with GSK.

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

Strategic Alliance with Bayer

In June 2010, we entered into a strategic alliance with Bayer to discover, develop and commercialize novel anti-CSC biologic and small molecule therapeutics targeting the Wnt signaling pathway. Under this collaboration, Bayer may exercise its option to obtain an exclusive license to develop and commercialize biologic therapeutics in one or more defined biologic therapeutic classes. Bayer may exercise its option for such biologic therapeutics at any point up to the completion of Phase I trials. If Bayer exercises its option with respect to a class of biologic therapeutics, Bayer will receive an exclusive license to develop and commercialize all therapeutics in such class in all indications. Under this collaboration, we and Bayer also agreed to jointly conduct research to discover potential new small molecule therapeutics targeting the Wnt pathway, and we granted Bayer a non-exclusive license to our Wnt pathway assay technology for the research and development of such small molecule therapeutics. Bayer may, within a specified time period, elect to advance such small molecule therapeutics into development, and obtain an exclusive license to commercialize such therapeutics. Under our collaboration, we lead the discovery and development of biologic therapeutic products prior to Bayer’s exercise of its option, and Bayer leads discovery, development and commercialization of small molecule therapeutics. In addition to an upfront cash payment of $40.0 million, we are eligible to receive option fees and research, development, regulatory and commercial milestone or post-option contingent consideration payments of up to $387.5 million per program for each biologic therapeutic product successfully developed, in addition to royalties on net product sales. Percentage royalties for certain biologic product candidates are in the low double digits to high teens. For certain other biologic product candidates, percentage royalties are in the mid-single digits to low double digits. Bayer is obligated to make payments to us upon achievement of research, development, regulatory and commercial milestones, plus advancement fees, for small molecule therapeutics that could total up to $112.0 million per program, in addition to single-digit percentage royalties on net product sales. To date, we have received $30.0 million in payments specific to vantictumab and $20.0 million in payments specific to ipafricept. While the total number of potential programs is uncapped, the parties currently intend to advance up to three biologic and two small molecule candidates. We may co-develop biologic therapeutic products to which Bayer obtains an exclusive license under specified circumstances. If Bayer elects not to exercise its options for any class of biologic therapeutic products under the collaboration during the relevant option periods, we will have worldwide rights to such program(s). In addition, under certain termination circumstances, we would also have worldwide rights to the terminated program(s).

In August 2012, we amended our agreement with Bayer to reallocate certain amounts between two payments applicable to our biologic product candidates and to redefine when payments applicable to certain biologic product candidates are due. In August 2013, we amended the agreement to confirm the achievement of a development milestone of $10.0 million for dose escalation of vantictumab in Phase Ia as well as agreement on the Phase Ib trial design.

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

In April 2011, we entered into a clinical manufacturing agreement which expanded our alliance with Bayer. Pursuant to this agreement, Bayer HealthCare LLC agreed to manufacture ipafricept at its Berkeley, California site to support our clinical development activities.

Strategic Alliance with Celgene

In December 2013, we entered into a collaboration agreement with Celgene pursuant to which we and Celgene will collaborate on research and development programs directed to the discovery and development of novel anti-CSC biologic therapeutics, and, if Celgene exercises an option to do so, the discovery, development and commercialization of novel anti-CSC small molecule therapeutics. Pursuant to the biologic therapeutic programs, we will conduct further development of demcizumab, anti-DLL4/VEGF bispecific antibodies, biologic therapeutics directed to targets in the RSPO-LGR signaling pathway, and biologic therapeutics directed to targets in an undisclosed pathway. Celgene has options to obtain an exclusive license to develop further and commercialize biologic therapeutics in specified programs, which may be exercised during time periods specified in the collaboration agreement through completion of certain clinical trials, provided that such completion occurs within a 12 year time period, which we refer to as the Option Period. Celgene’s options may be exercised on a program-by-program basis for up to six biologic programs, including the demcizumab program, the anti-DLL4/VEGF bispecific program, and up to four programs targeting the RSPO-LGR signaling pathway and/or targets in the undisclosed pathway. Celgene also has a seventh option, which, if exercised at any time until the fourth anniversary of the date of the collaboration agreement, would permit Celgene to discover, develop and commercialize small molecule therapeutics directed to targets in an undisclosed pathway under the collaboration.

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

In addition to an upfront cash payment of $177.3 million, including an equity investment of $22.3 million, we are eligible to receive option fees upon Celgene’s exercise of the option for each biologic therapeutic program (for up to six biologic therapeutic programs). The collaboration also includes milestone payments for achievement of specified development, regulatory and commercial milestones, paid on a per-product and per-program basis. The option exercise payments and payments for achievement of development, regulatory and commercial milestones may total up to (1) approximately $791.0 million for products in the demcizumab program, including a $70.0 million payment upon the achievement of certain pre-determined safety criteria in Phase II clinical trials with respect to demcizumab, (2) $505.0 million for products in the anti-DLL4/VEGF bispecific program, and (3) approximately $440.0 million for products achieving regulatory approval that are directed to targets in each of the RSPO-LGR signaling pathway and the undisclosed pathway programs for which Celgene exercises its option.

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

If Celgene does not exercise its option with respect to a biologic therapeutic program within the Option Period, we retain worldwide rights to such program(s), except that if Celgene exercises its option to obtain a license for either the demcizumab program or the anti-DLL4/VEGF bispecific program, then for so long as such license is in effect, we cannot develop or commercialize products under the other of such two programs. In addition, under certain termination circumstances, we would also have worldwide rights to the terminated biologic therapeutic programs.

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

In the fourth quarter of 2014, the lead candidate in our anti-RSPO3 program, OMP-131R10, was designated as a clinical candidate in the collaboration, triggering a $2.5 million payment from Celgene. We anticipate filing an IND for OMP-131R10 in the first half of 2015.

Summary of Potential Future Milestones from GSK, Bayer, and Celgene Programs:

Overall, under our collaboration agreements with Celgene, Bayer, and GSK, we are eligible for over $4 billion in total potential milestone and option payments from our partners in future years beginning January 1, 2015, including up to the following amounts for individual programs:

•	Demcizumab: ~$790 million

•	Tarextumab: $319.5 million

•	Vantictumab: $357.5 million

•	Ipafricept: $347.5 million

•	Brontictuzumab: $335.5 million

•	Anti-DLL4/VEGF bispecific: ~$505 million

•	Anti-RSPO3: ~$440 million

•	Additional RSPO and undisclosed pathway biologics: ~$440 million each, up to 3 programs

•	Bayer small molecule programs: $110 million

•	Celgene small molecule programs: over $100 million

As of December 31, 2014, we have received over $373 million in total from our current partners since 2007, including upfront payments, milestones, fees, and equity investments.

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

MorphoSys

In June 2006, we entered into a subscription and license agreement with MorphoSys. Under this agreement, we obtained access to certain phage display technologies, as well as a research license under certain patents covering such technologies, to identify antibodies that bind targets of interest to us as therapeutics. Under this agreement, we have obtained two exclusive, worldwide, commercial therapeutic licenses from MorphoSys to clinically develop and commercialize antibodies identified using the licensed technologies, which relate to tarextumab and vantictumab, respectively. We also obtained from MorphoSys a worldwide, non-exclusive, royalty-free extended research license to use certain antibodies identified during the subscription term for research purposes after the subscription term. As of December 31, 2014, we have paid MorphoSys an aggregate of €3.8 million (approximately $5.3 million) under the subscription and license agreement, including technology access fees and subscription fees. We additionally paid $47,000 for support fees. Under our amended agreement with GSK, GSK reimburses us for 50% of the payments we make to MorphoSys for tarextumab under the MorphoSys agreement, and we have received a total of $992,000 from GSK in such reimbursements as of December 31, 2014.

For the extended research license, which lasts through 2015 and may be renewed by us on an annual basis through 2020, we must pay MorphoSys an annual license maintenance fee of €20,000. For the commercial therapeutic licenses, we must make milestone payments upon achievement of certain events and tiered, single-digit percentage royalties on net sales of licensed products on a country-by-country basis. We may owe MorphoSys up to €5.8 million in future milestone payments for each product developed using the licensed antibodies if all milestone events are achieved, primarily in Phase III clinical trials and later development. GSK would reimburse us for 50% of such payments for tarextumab. If we do not diligently pursue the development and commercialization of at least one product with respect to each commercial therapeutic license we have obtained from MorphoSys, then MorphoSys has the right to terminate that license if the failure to use diligence is not cured within a defined notice period.

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

We have a total of over 400 patents and pending patent applications in our patent portfolio. As of December 31, 2014, we were sole owners of 39 issued patents or allowed patent applications in the United States and 62 issued patents or allowed patent applications in foreign jurisdictions, as well as approximately 291 additional pending patent applications (including provisionals) in the United States, Europe and other jurisdictions. In addition to the patents and patent applications owned solely by us, our patent portfolio also includes patents and patent applications licensed from the University of Michigan. As of December 31, 2014, we had an exclusive, worldwide license from the University of Michigan to 12 issued U.S. patents and 21 issued foreign patents, as well as approximately 13 pending applications in the U.S. or selected foreign jurisdictions. A few of the patents and patent applications in the portfolio licensed from the University of Michigan are jointly owned by us.

The patent portfolios for our seven most advanced product candidates as of December 31, 2014 are summarized below.

•

Demcizumab (Anti-DLL4, OMP-21M18). A core patent family in our demcizumab portfolio is owned solely by us and covers both the composition of matter and methods of use of demcizumab. This family includes an issued U.S. composition-of-matter patent, 12 issued foreign patents, and approximately 13 additional pending U.S. or foreign patent applications. The issued U.S. patent expires in 2028. Other patents that issue in this family will generally be expected to expire in 2027. Our portfolio also includes an issued U.S. patent exclusively licensed from the University of Michigan that broadly covers the use of anti-DLL4 antibodies for the treatment of cancer and expires in 2022 as well as a couple of issued foreign patents exclusively licensed from the University of Michigan that expire in 2021 or 2025. We are also sole owners of two additional issued U.S. patents that relate to certain uses of demcizumab and expire in 2030 or 2032. Also included in our demcizumab portfolio are additional Patent Cooperation Treaty, or PCT, foreign, and U.S. patent applications that relate to demcizumab, certain uses of demcizumab, and/or related biomarkers, which, to the extent they issue as patents or are used to establish nonprovisional patent applications that issue as patents, will generally be expected to expire between 2021 and 2035.

•	Tarextumab (Anti-Notch2/3, OMP-59R5). A core patent family in our tarextumab portfolio is owned solely by us and covers both the composition of matter and methods of use of tarextumab. This family includes an issued U.S. composition-of-matter patent expiring in 2030, an issued U.S. method-of-use patent expiring in 2029, two allowed U.S. patent applications, ten allowed foreign patent applications or issued foreign patents and approximately 20 additional pending foreign patent applications. Patents that issue in this family are generally expected to expire in 2029. We are also sole owners of an issued U.S. patent broadly covering tarextumab that expires in 2028, an issued U.S. patent broadly covering uses of tarextumab in the treatment of cancer that expires in 2027 and a number of issued foreign patents that relate to tarextumab and/or certain of its uses and expire in 2025 or 2027. Our portfolio also includes additional pending U.S., PCT and foreign patent applications relating to tarextumab, certain of its uses, and/or related biomarkers, which, to the extent they issue or are used to establish nonprovisional patent applications that issue, will generally be expected to have expiration dates ranging from 2025 through 2035.

•	Brontictuzumab (Anti-Notch1, OMP-52M51). Our brontictuzumab portfolio includes a core patent family that is owned solely by us and covers both the composition of matter and methods of using brontictuzumab. As of December 31, 2014, this family includes one issued U.S. composition-of-matter and method-of-use patent expiring in 2029, two allowed U.S. patent applications, ten allowed foreign patent applications or issued foreign patents and approximately 20 additional pending U.S. or foreign patent applications. Patents that issue in this family are generally expected to expire in 2029. Our portfolio also includes several additional issued U.S. and foreign patents relating to certain uses of brontictuzumab that expire in 2025 or 2031. Our portfolio further includes a pending PCT application and other pending patent applications in the U.S. and certain foreign countries relating to brontictuzumab, certain of its uses and/or related biomarkers, which, to the extent they issue or are used to establish nonprovisional patent applications that issue, will generally be expected to have expiration dates ranging from 2025 through 2035.

•	Vantictumab (OMP-18R5). A core patent family in our vantictumab portfolio is owned solely by us, covers both the composition of matter and methods of use of vantictumab and includes an issued U.S. composition-of-matter patent expiring in 2029, an issued U.S. method-of-use patent expiring in 2029, an allowed U.S. patent application, three issued foreign patents and approximately 15 additional pending U.S. and foreign patent applications. To the extent that additional patents in this family issue, they are also expected to expire in 2029. Other U.S., PCT, and foreign patent applications in our portfolio relate to vantictumab, certain of its uses, and/or related biomarkers and, to the extent they issue or are used to establish nonprovisional patent applications, are expected to have expiration dates ranging from 2024 through 2035. An additional foreign patent in our portfolio exclusively licensed from the University of Michigan broadly relates to vantictumab and expires in 2024.

•

Ipafricept (Fzd8-Fc, OMP-54F28). We solely own a patent family that specifically covers both the composition of matter and methods of use of ipafricept and includes one pending U.S. patent application, two issued foreign patents, and approximately 17 pending foreign patent applications. Patents that issue in this family are expected to expire in 2031. We are also the sole owners of two broad issued U.S. patents relating to certain Fzd-Fc biologics and uses of Fzd-Fc biologics in the treatment of cancer that expire in 2026 or 2027, an issued U.S. patent to related polynucleotides that expires in 2026, and two related issued foreign patents. Additional U.S., PCT, and foreign pending patent applications in our portfolio that are solely owned by us relate to ipafricept, certain uses of ipafricept, and/or related biomarkers and, to the extent they issue or are used to establish nonprovisional patent applications that issue, are expected to expire between 2026 and 2035.

•	Anti-DLL4/VEGF (OMP-305B83). A core patent family solely owned by us specifically covers both the composition of matter and methods of use of OMP-305B83 and includes an issued U.S. composition-of-matter patent expiring in 2032, a pending U.S. patent application, and approximately 29 foreign patent applications. Patents that issue in this core family are generally expected to expire in 2032. Our portfolio also includes several issued U.S. and foreign patents that that relate to OMP-305B83 and/or certain methods of its use and expire between 2021 and 2028. Additional U.S., PCT and foreign patent applications solely owned by us that relate to OMP-305B83, certain methods of its use, and/or related biomarkers are also pending and, to the extent they issue or are used to establish nonprovisional patent applications that issue, are expected to expire between 2027 and 2035.

•	Anti-RSPO3 (OMP-131R10). Our OMP-131R10 portfolio includes a core patent family that is solely owned by us and specifically covers both the composition of matter and methods of use of OMP-131R10. As of December 31, 2014, this family includes one U.S. patent application, one PCT application, and one foreign patent application. Patents that issue from the applications in this core family will be expected to expire in 2033. We are also sole owners of an issued U.S. composition-of-matter patent broadly covering human or humanized monoclonal anti-RSPO3 antibodies that disrupt binding of RSPO to LGR or disrupt RSPO activation of LGR signaling and an issued U.S. patent broadly covering uses of such anti-RSPO3 antibodies in the treatment of cancer. Both patents expire in 2028. Also included in our OMP-131R10 portfolio are additional foreign and U.S. patent applications that relate to OMP-131R10, certain uses of OMP-131R10, and/or related biomarkers, which, to the extent they issue as patents, or are used to establish nonprovisional patent applications that issue as patents, will be expected to expire between 2028 and 2035.

Our portfolio also includes patents and patent applications relating to our platform technologies, including CSC technologies, bispecific antibody engineering technologies and antibody display technologies, including our mammalian display technologies. A number of the patents and patent applications exclusively licensed from the University of Michigan are based in part on the discovery by our scientific founders of CSCs in solid epithelial tumors and relate to enriched CSC compositions, CSC markers, methods for enriching for CSCs and/or assays for screening anti-CSC agents. Two of the licensed U.S. CSC patents are jointly owned by us, cover certain assays for determining the effect of agents on CSC frequency in solid epithelial tumors and expire in 2021. In addition, we are sole owners of several pending U.S. and foreign patent applications directed to our bispecific antibody technology, which, to the extent they issue, are expected to expire in 2030. We also own an issued U.S. patent expiring in 2031, an allowed U.S. patent application, three issued foreign patents, and several pending U.S. and foreign patent applications covering our antibody display technology. Patents that issue from our antibody display patent applications will be expected to expire in 2031.

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

Our commercial success, like the commercial success of other companies in our industry, will depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our product candidates or processes, obtain licenses or cease certain activities. We or our collaborators may not have rights under some patents that may cover the composition of matter, manufacture or use of product candidates that we seek to develop and commercialize, drug targets to which our product candidates bind, or technologies that we use in our research and development activities. As a result, our ability to develop and commercialize our product candidates may depend on our ability to obtain licenses or other rights under such patents. The third parties who own or control such patents may be unwilling to grant those licenses or other rights to us or our collaborators under terms that are commercially viable or at all. We may become involved in proceedings, such as opposition proceedings before the EPO or interference proceedings before the USPTO, challenging the validity or enforceability of such patents owned by third parties, but such proceedings may not be resolved in our favor. Third parties who own or control such patents could bring claims based on patent infringement against us or our collaborators and seek monetary damages and to enjoin further clinical testing, manufacturing and marketing of the affected product candidates or products. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. If a third party commences a patent infringement action against us, or our collaborators, it could consume significant financial and management resources, regardless of the merit of the claims or the outcome of the litigation. If we do not settle and are not successful in defending against any such patent infringement action, we could be required to pay substantial damages or we, or our collaborators, could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is claimed by the third party’s patent.

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

It is possible that our competitors will develop and market drugs or other treatments that are less expensive and more effective than our product candidates, or that will render our product candidates obsolete. It is also possible that our competitors will commercialize competing drugs or treatments before we or our partners can launch any products developed from our product candidates. If approved for marketing by the FDA or other regulatory agencies worldwide, demcizumab or our other product candidates, would compete against existing cancer treatments such as Avastin®, Erbitux®, Yervoy™, chemotherapies and potentially against other novel drug candidates or treatments that are currently in development. Additionally, there are several additional monoclonal antibodies in development for cancer, such as anti-DLL4 antibodies from Regeneron (REGN421, also known as SAR153192 and enoticumab) and MedImmune (MEDI0639), which we believe are both in Phase I development.

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

Established pharmaceutical and biotechnology companies that are known to be involved in oncology research and currently sell or are developing drugs in our markets of interest include Amgen, AbbVie, Astellas, AstraZeneca, Bayer, BMS, Celgene, Genentech (Roche), GSK, Johnson & Johnson, Lilly, Merck, Merck Serono, Novartis, Pfizer, Regeneron, Sanofi, and others. There are also biotechnology companies of various sizes that are developing therapies against CSCs, including Stemline Therapeutics, Inc. and Verastem, Inc., among others. These companies and others also compete with us in recruiting and retaining qualified scientific and management personnel, and in acquiring technologies complementary to, or necessary for, our programs.

Manufacturing

Our current product candidates are manufactured using specialized biopharmaceutical process techniques. We generally conduct mammalian cell line development and process development in house, and then transfer the production cell line and process to our contract manufacturers for bulk protein production. Our contract manufacturers to date have included Lonza and Bayer. If GSK, Bayer or Celgene exercises their options for the further development of programs under their respective option and license agreements, they would assume manufacturing responsibility for the applicable product candidates. We rely on contract manufacturing organizations to produce other product candidates in accordance with the FDA’s current good manufacturing practices, or cGMP, regulations for use in our clinical trials. However, we currently rely on a single source supplier for our requirements of the bulk drug substance of each of our product candidates. The manufacture of drug and biologic products is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of recordkeeping, production processes and controls, personnel and quality control. We expect to rely on contract manufacturers for the manufacture of clinical and commercial supplies of our compounds other than those product candidates for which GSK, Bayer and/or Celgene have exercised their option.

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

All clinical research performed in the United States in support of a BLA must be authorized in advance by the FDA under the IND regulations and procedures described above. However, a sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA so long as the clinical trial is conducted in compliance with an international guideline for the ethical conduct of clinical research known as the Declaration of Helsinki and/or the laws and regulations of the country or countries in which the clinical trial is performed, whichever provides the greater protection to the participants in the clinical trial. We are conducting our demcizumab (OMP-21M18) Phase Ib clinical trials in Australia, New Zealand and Europe, our demcizumab Phase Ib/II trial in the United States, and our demcizumab Phase II trials in the United States, Europe, Australia and, for one Phase II trial, Canada. We may include clinical trial centers in the United States, Canada, Australia and Europe in any other Phase II clinical trials that we may initiate for demcizumab in the future. We designed our clinical trials to comply with FDA regulatory requirements for the use of foreign clinical data in support of a BLA, and we intend to utilize data from these demcizumab Phase Ib and Phase II clinical trials in support of our future U.S. and worldwide development and potential commercialization. We may pursue similar development strategies for our other product candidates. Presently, for our other clinical stage candidates, we are utilizing clinical research sites in the United States. We plan to include the United States, Europe and other territories in our later-stage clinical development program for our product candidates we develop independently prior to filing for a BLA with the FDA, or comparable applications with the European Medicines Agency, or EMA, and other relevant regulatory agencies in global markets.

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

On July 31, 2014, the FDA issued a final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance document, for novel therapeutic products that depend on the use of a diagnostic test and where the diagnostic device could be essential for the safe and effective use of the corresponding therapeutic product, the premarket application for the companion diagnostic device should be developed and approved or cleared contemporaneously with the therapeutic, although the FDA recognizes that there may be cases when contemporaneous development may not be possible. However, in cases where a drug cannot be used safely or effectively without the companion diagnostic, the FDA’s guidance indicates it will generally not approve the drug without the approval or clearance of the diagnostic device.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The full impact on our business of the Affordable Care Act and other new laws is uncertain. Nor is it clear whether other legislative changes will be adopted, if any, or how such changes would affect the demand for our drugs once commercialized.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposes new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit reports to the government by the 90th day of each calendar year. Certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

Employees

As of December 31, 2014, we had 108 employees, 40 of whom hold Ph.D.s, M.D.s, D.V.M.s, Pharm.D.s or multiple advanced degrees. Of our total workforce, 87 employees are engaged in research and development, and 21 employees are engaged in business development, finance, legal, human resources, facilities, information technology administration and general management. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We believe that our relations with our employees are good.

Research and Development

Our research and development costs were $76.4 million, $50.0 million and $39.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional detail regarding our research and development activities, which are funded in part through payments received from our collaborators GSK, Bayer and Celgene.

Customer Concentration and Geographic Information

All or a significant portion of our revenues for the fiscal years ended December 31, 2014, 2013 and 2012 were derived from GSK, Bayer, and Celgene. GSK and Bayer are located outside of the United States, in the United Kingdom and Germany, respectively. See Notes 2 and 10 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

All of our revenues for the years ended December 31, 2014, 2013, and 2012 were earned in the United States. All of our long-lived assets are located in the United States.

About OncoMed

We commenced operations in 2004 and are a Delaware corporation. Our principal offices are located at 800 Chesapeake Drive, Redwood City, California 94063, and our telephone number is (650) 995-8200. Our website address is www.oncomed.com. The information contained in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

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

We are a clinical development-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We do not currently have any product candidates in pivotal clinical trials or approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2004. Our net losses for the years ended December 31, 2014, 2013 and 2012 were $50.0 million, $26.1 million and $22.2 million, respectively. As of December 31, 2014, we had an accumulated deficit of $224.4 million.

We expect to continue to incur significant losses for the foreseeable future. We expect these losses and our cash utilization to increase in the near term as we continue to conduct clinical trials for demcizumab (OMP-21M18, anti-DLL4), tarextumab (OMP-59R5, anti-Notch2/3), vantictumab (OMP-18R5, anti-Fzd7), ipafricept (OMP-54F28, Fzd8-Fc), brontictuzumab (anti-Notch1, OMP-52M51) and anti-DLL4/VEGF bispecific (OMP-305B83), file additional Investigational New Drug, or IND, filings for additional product candidates such as anti-RSPO3 (OMP-131R10), and conduct research and development of our other product candidates. We are collaborating with GlaxoSmithKline LLC (formerly SmithKline Beecham Corporation), or GSK, to develop certain therapeutic antibody product candidates targeting the Notch signaling pathway, namely tarextumab and brontictuzumab. We are collaborating with Bayer Pharma AG (formerly Bayer Schering Pharma AG), or Bayer, to develop biologic and small molecule therapeutic product candidates targeting the Wnt signaling pathway, including vantictumab and ipafricept. We are also collaborating with Celgene Corporation, or Celgene, to discover, develop and commercialize certain anti-CSC biologic product candidates, including demcizumab, anti-DLL4/VEGF bispecific and anti-RSPO3, and, if Celgene exercises its option to do so, to discover and develop small molecule anti-CSC therapeutics targeting an undisclosed pathway. Under these agreements, GSK, Bayer, and Celgene have certain options to obtain exclusive licenses for the development and commercialization of the product candidates being developed in the collaboration. If either GSK or Bayer exercises its option to obtain a license to develop and commercialize such product candidates, GSK or Bayer, as applicable, will assume responsibility for funding obligations with respect to further clinical development and commercialization of such product candidates. If Celgene exercises its option to obtain a license to develop and commercialize biologic product candidates for a program under its agreement with us, then, on a program by program basis, unless we elect not to co-develop and co-commercialize the product candidates for the applicable program in the United States, or if such program is the one program targeting either the RSPO-LGR pathway or the undisclosed pathway to which we have no co-development and co-commercialization rights, we will be responsible for a one-third share of the global development costs of product candidates for such program, with Celgene bearing the remaining two-thirds of such costs, and we will be entitled to participate in the commercialization activities for product candidates for such program in the United States, and to share 50% of all profits and losses arising from U.S sales of such product candidates. If we elect not to co-develop and co-commercialize the product candidates for a program, or the program is the one program to which we do not have co-development and co-commercialization rights, then Celgene will generally assume responsibility for funding obligations with respect to clinical development and commercialization of product candidate for such program after option exercise, with the exception of certain costs for certain continuing clinical trials for which we were responsible prior to option exercise. Also, if Celgene exercises its option to obtain a license to discover, develop and commercialize small molecule product candidates, we will collaborate with Celgene on the discovery of and research on small molecule therapeutics, but Celgene will be solely responsible for development and commercialization of such therapeutics. However, if GSK, Bayer, or Celgene do not exercise their options, or if our collaborations with our strategic partners terminate, we will be responsible for funding further development of the relevant product candidates unless we enter into another collaboration for such product candidates.

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

We are heavily dependent on the success of our most advanced product candidates which are in various stages of clinical development. All of our product candidates are still in preclinical or clinical development. If we are unable to commercialize our product candidates or if we experience significant delays in obtaining regulatory approval for, or commercializing, any or all of our product candidates, our business will be materially and adversely affected.

We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidates that are in clinical development, including demcizumab (OMP-21M18, anti-DLL4), tarextumab (OMP-59R5, anti-Notch2/3), brontictuzumab (anti-Notch1, OMP-52M51), vantictumab (OMP-18R5, anti-Fzd7), ipafricept (OMP-54F28, Fzd8-Fc), and anti-DLL4/VEGF bispecific (OMP-305B83), for the treatment of various types of cancer.

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

Our programs and product candidates are in the early stages of drug discovery or clinical trials and are subject to the risks of failure inherent in drug development. As of the date of this Annual Report on Form 10-K, six of our current product candidates, demcizumab (OMP-21M18, anti-DLL4), tarextumab (OMP-59R5, anti-Notch2/3), brontictuzumab (anti-Notch1, OMP-52M51), vantictumab (OMP-18R5, anti-Fzd7), ipafricept (OMP-54F28, Fzd8-Fc) and anti-DLL4/VEGF bispecific (OMP-305B83), have been tested in cancer patients. We will need to conduct significant additional preclinical studies and/or clinical trials before we can demonstrate that any of our product candidates is safe and effective to the satisfaction of the FDA and other regulatory authorities. Preclinical studies and clinical trials are expensive and uncertain processes that may take years to complete. For example, we incurred significant expenses related to the clinical development of demcizumab, one of our most advanced product candidates. Demcizumab advanced into Phase II clinical trials in early 2015 despite having entered Phase Ia in 2008. The delay of entry into Phase II trials is attributable to the occurrence of cardiopulmonary events in the Phase I trials, including hypertension, which required the administration of one or more anti-hypertensive medications. Further, in certain patients in the Phase Ia and Phase Ib trials for demcizumab, pulmonary hypertension and/or heart failure were seen, particularly in patients who were treated with demcizumab for prolonged periods of time (more than 100 days). These events were considered treatment-related, resulted in demcizumab being placed on partial clinical hold, meaning that patients on study could continue to receive treatment, but new patients could not be started on study, in our Phase Ia trial in the United States. We believe that the cardiopulmonary toxicity of demcizumab is reversible upon cessation of dosing, and we implemented a risk mitigation plan involving intermittent and truncated dosing of demcizumab, cardiac monitoring, and early intervention with cardioprotective medication, if indicated, in our Phase Ib trials to enhance the therapeutic index of demcizumab by maximizing efficacy and managing tolerability. Following our submission of a data package to the FDA including data from the Phase Ib trials, the FDA notified us in December 2012 that demcizumab was no longer on partial clinical hold in the United States, and a Phase Ib/II trial of demcizumab in combination with paclitaxel in platinum-resistant ovarian cancer patients was initiated in September 2013 at M.D. Anderson Cancer Center, or MDACC, and enrollment was completed in the Phase Ib trials in pancreatic cancer and non-small cell lung cancer. We initiated and began enrolling patients in a Phase II trial of demcizumab in combination with carboplatin and pemetrexed in non-small cell lung cancer in early 2015 and also intend to begin enrollment in a Phase II trial of demcizumab in combination with gemcitabine plus Abraxane® in pancreatic cancer in 2015.

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

Product development costs to us and our collaborators will increase if we have delays in testing or approval of our product candidates or if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur in any jurisdiction and we may need to amend clinical trial protocols to address these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of, or if we, the FDA or other regulatory authorities, the IRB or other reviewing entities, or any of our clinical trial sites suspend or terminate any of our clinical trials, the commercial prospects for our product candidates may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Also, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced.

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

The pharmacokinetic, pharmacodynamic, and safety profile of preclinical studies may not be indicative of results in any clinical trial. As of the date of this Annual Report on Form 10-K, six of our current product candidates have been tested in cancer patients. We have observed adverse events in clinical trials for all our product candidates. We currently believe these adverse events are manageable. Nevertheless, such adverse events may cause challenges in development, approval and/or commercialization.

For example, following the occurrence of certain bone-related adverse events, we voluntarily halted enrollment and dosing in our ongoing Phase I clinical trials of our vantictumab (OMP-18R5, anti-Fzd7) and ipafricept (OMP-54F28, Fzd8-Fc) programs until revised protocols and risk mitigation plans could be submitted to and concurred with by the FDA and the study sites’ IRBs. In view of our voluntary halting of these programs, the FDA subsequently placed these programs on partial clinical hold. After review of our revised protocols and risk mitigation plans, the FDA removed its partial clinical holds on our vantictumab and ipafricept programs in August 2014 and September 2014, respectively. Failure can occur at any stage of the drug development process, and we cannot assure you that vantictumab, ipafricept or any of our product candidates will reach the point where they are able to be successfully commercialized.

The toxicity profile of demcizumab has been shown to include cardiopulmonary events, including hypertension that was generally manageable. In certain patients treated with demcizumab, reversible pulmonary hypertension and/or heart failure have been observed, resulting in the implementation of a risk mitigation strategy including limiting the intermittent and truncated dosing of demcizumab, cardiac monitoring, and early intervention with cardioprotective medication, if indicated. The most common treatment-related adverse events experienced by patients treated in our Phase Ib trials for demcizumab include fatigue, vomiting, hypertension and nausea. The most common treatment-related adverse events experienced by patients treated with tarextumab (OMP-59R5, anti-Notch2/3) include diarrhea, fatigue, decreased appetite, anemia, nausea, hypokalemia, and vomiting. The most common treatment-related adverse events experienced by patients treated with brontictuzumab (anti-Notch1, OMP-52M51) include diarrhea, nausea, fatigue and vomiting. The toxicity profile of vantictumab has been shown to include certain bone effects, including mild to moderate grade bone adverse events, resulting in the implementation of a bone risk mitigation plan involving monitoring, prophylactic supplements and administration of zoledronic acid, if indicated, in our vantictumab trials. The most common treatment-related adverse events experienced by patients treated with vantictumab include fatigue and nausea. The most common treatment-related adverse events experienced by patients treated with ipafricept include decreased appetite, fatigue, muscle spasms, nausea, vomiting and dysgeusia (altered taste sensation). The toxicity profile of ipafricept has also been shown to include certain bone effects, including mild to moderate grade bone adverse events, and a bone risk mitigation plan that involves monitoring, prophylactic supplements and administration of zoledronic acid, if indicated, has been implemented in our ipafricept trials. In addition, treatment-related adverse events have also been experienced by patients treated with anti-DLL4/VEGF bispecific (OMP-305B83) in the Phase Ia clinical trial initiated at the end of 2014.

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

If GSK, Bayer, or Celgene declines to exercise its options with respect to one or more product candidates covered by its collaboration agreement, or terminates its collaboration agreement with us, we will need to secure funding to advance development of those programs on our own and/or secure relationships with collaborators that have the necessary capital and expertise. In addition, if we are unable to achieve or are delayed in achieving anticipated research or development milestones, and unable to obtain or are delayed in obtaining the applicable milestone payments, for any product candidate under our collaboration agreements with GSK, Bayer, and Celgene, we are likely to need additional funding to advance such product candidate prior to our achievement of such research or development milestones or our partners’ decisions regarding option exercise with respect to such product candidate if development of that program is not discontinued. In addition, if Celgene exercises its option to any of the programs to which we have co-development and co-commercialization rights, and we retain our option to co-develop and co-commercialize that program, then, despite having certain mechanisms in place in our collaboration agreement with Celgene to control expenses, we may need to secure additional funding to support our obligations to pay one-third of global development costs for such program. We may also choose to advance our product candidates and programs that are not part of the GSK, Bayer, or Celgene collaborations independently without partnering such product candidates and programs, which will require substantial funds. If any of our independent product candidates receive regulatory approval and are commercialized, substantial expenditures will also be required. As of December 31, 2014, we had $232.0 million in cash, cash equivalents and short-term investments. We believe that our available cash, cash equivalents and short-term investments will be sufficient to fund our anticipated level of operations at least through 2016, even without taking into account potential future milestone payments to us. Our future financing requirements will depend on many factors, some of which are beyond our control, including:

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

Since our founding, we have invested a significant portion of our time and financial resources in the development of multiple product candidates that are now included in our Bayer, GSK, and Celgene collaborations. The programs included in our GSK collaboration include tarextumab (OMP-59R5, anti-Notch2/3) and brontictuzumab (anti-Notch1, OMP-52M51). The programs included in our Bayer collaboration include vantictumab (OMP-18R5, anti-Fzd7) and ipafricept (OMP-54F28, Fzd8-Fc), plus additional biologic and small molecule programs. The programs included in our Celgene collaboration include demcizumab (OMP-21M18, anti-DLL4), anti-DLL4/VEGF bispecific (OMP-305B83), and anti-RSPO3 (OMP-131R10), plus additional biologic and small molecule programs. Our ability to continue to advance these programs in development prior to option exercise by GSK, Bayer or Celgene is highly dependent on achieving certain development milestones in these programs and triggering related milestone fee payments to us.

Under our collaboration with GSK, during certain time periods through completion of proof-of-concept trials, or in the case of one scenario, with respect to the brontictuzumab program, during certain time periods through completion of Phase I trials, GSK is entitled to exercise an option to obtain an exclusive license for further development and commercialization of the applicable product candidate on a worldwide basis. GSK may decide not to exercise its option for tarextumab and/or brontictuzumab at all, or may decide, under the scenario where GSK is entitled to exercise its option on brontictuzumab during certain time periods through completion of Phase I trials, to delay exercise of that option until completion of proof-of-concept trials.

Under the agreement with GSK, we are eligible to receive from GSK, (1) with respect to tarextumab, aggregate payments of up to $344.5 million, including an option exercise fee and development, regulatory and commercialization milestones, in addition to percentage royalties in the low double digits to high teens on net product sales, and (2) with respect to brontictuzumab, aggregate payments of up to $349.5 million, including an option exercise fee and development, regulatory and commercialization milestones, in addition to percentage royalties in the low double digits to high teens on net product sales. We have received milestone payments related to these programs to date. However, there is no guarantee that we will be able to successfully continue to advance programs and receive milestone payments related to tarextumab or brontictuzumab on our anticipated timelines or at all. Even if we successfully advance these product candidates through Phase II proof-of-concept trials, GSK is under no obligation to exercise its option to progress either tarextumab or brontictuzumab development, and even if one or both of these product candidates are progressed, there is no guarantee that either product candidate will achieve the relevant regulatory filing or approval milestones. Further, in the event that GSK is required to obtain Hart-Scott-Rodino, or HSR, clearance after exercising any of its options, and such clearance is not obtained, GSK will not participate in further development of these product candidates and the product rights would revert to us. We would then have worldwide rights to those assets and be responsible for funding the development of the assets.

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

As our product candidates targeting the Wnt pathway advance, we would be entitled to receive, per product candidate, (1) an aggregate of up to $387.5 million for each biologics program in development, regulatory, and commercial milestones and option fees, plus royalties on net product sales, and (2) for each small molecule product candidate, up to $112.0 million in the aggregate for development, regulatory, and commercial milestones and advancement fees, plus single-digit percentage royalties on net product sales. Percentage royalties for certain biologic product candidates are in the low double digits to high teens. For certain other biologic product candidates, percentage royalties are in the mid-single digits to low double digits. We have received milestone payments related to the biologic programs to date. However, there is no guarantee that we will be able to successfully continue to advance programs and receive milestone payments related to vantictumab, ipafricept or any other Wnt pathway product candidates on our anticipated timelines or at all. Even if we are able to successfully complete Phase I trials with vantictumab, ipafricept or our other Wnt pathway product candidates, Bayer is under no obligation to exercise its option to obtain an exclusive license to develop and commercialize any such product candidate, and there is no guarantee that any such product candidate will achieve the relevant further development, regulatory filing or approval, or commercial milestones. Furthermore, in the event that Bayer is required to obtain HSR clearance with respect to such options, and such clearance is unable to be obtained, Bayer will not participate in further development of the relevant product candidates.

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

Under our agreement with Celgene, Celgene has options to obtain an exclusive license to develop further and commercialize biologic therapeutics in specified programs, which may be exercised during specified time periods through completion of certain clinical trials, provided that such completion occurs within a specified time period. Celgene’s options may be exercised on a program-by-program basis for up to six biologic programs, including the demcizumab program, the anti-DLL4/VEGF bispecific program, the anti-RSPO3 program, and up to three additional programs targeting the RSPO-LGR signaling pathway and/or targets in the undisclosed pathway. Celgene also has a seventh option, which, if exercised at any time until the fourth anniversary of the date of the Agreement, would permit Celgene to discover, develop and commercialize small molecule therapeutics directed to targets in an undisclosed pathway under the collaboration. Celgene may decide not to exercise any or all of its options.

In addition to the upfront payment of $177.3 million, including a $22.3 million equity investment, we are eligible to receive option fees upon Celgene’s exercise of the option for each biologic therapeutic program (for up to six biologic therapeutic programs). The collaboration also includes milestone payments for achievement of specified development, regulatory and commercial milestones, paid on a per-product and per-program basis. The option exercise payments and payments for achievement of development, regulatory and commercial milestones may total up to (1) approximately $791.0 million for products in the demcizumab program, including a payment of $70.0 million upon the achievement of certain pre-determined safety criteria in Phase II clinical trials with respect to demcizumab, (2) $505.0 million for products in the anti-DLL4/VEGF bispecific program, and (3) approximately $440.0 million for products achieving regulatory approval that are directed to targets in each of the RSPO-LGR signaling pathway and the undisclosed pathway programs for which Celgene exercises its option. However, there is no guarantee that any programs under our collaboration with Celgene will successfully advance to achieve the development, regulatory and commercial milestones and that we will receive the associated milestone payments on our anticipated timelines or at all.

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

If (1) GSK does not exercise its options with respect to tarextumab or brontictuzumab, or terminates its rights and obligations with respect to a program or the entire agreement, (2) Bayer does not exercise its options with respect to vantictumab, ipafricept or other development candidates under its agreement with us, or terminates its rights and obligations with respect to a program or the entire agreement, or (3) Celgene does not exercise its options with respect to demcizumab or other development candidates under its agreement with us, or terminates its rights and obligations with respect to a program or the entire agreement, then depending on the timing of such event:

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

If GSK, Bayer or Celgene opt to exercise their options to license any product candidates under their respective agreements (and, with respect to Celgene, we do not co-develop and co-commercialize the license product candidate), we will have limited influence and/or control over their approaches to development and commercialization. While we will have potential milestone and royalty streams payable as these collaboration partners or their sublicensees advance development of the product candidates that are not being co-developed and co-commercialized with us, we are likely to have limited ability to influence our collaboration partners’ development and commercialization efforts. Even if Celgene exercises its option to license a product candidate under its agreement to which we have global co-development rights and co-commercialization rights in the United States and we co-develop and co-commercialize such product candidate with Celgene, our ability to influence Celgene’s development and commercialization plans may still be limited. Moreover, transitioning a product candidate to a collaboration partner after exercise of the partner’s option can be a complex process and may cause delays in the development program for that product candidate. If GSK, Bayer, Celgene, or any potential future collaboration partners do not perform in the manner that we expect or fulfill their responsibilities in a timely manner, or at all, or if significant delays arise from the transition of a product candidate to a collaboration partner after option exercise, the clinical development, regulatory approval and commercialization efforts related to product candidates we have licensed to such collaboration partners could be delayed or terminated.

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

We currently have limited experience in, and we do not own facilities for, manufacturing our product candidates. We rely upon single source third-party contract manufacturing organizations to manufacture and supply large quantities of our product candidates. We currently utilize Lonza Sales AG, or Lonza, for the bulk manufacturing of our product candidates, except for our ipafricept (OMP-54F28, Fzd8-Fc) program, for which Bayer provides bulk manufacturing. We have also used Synco Bio Partners B.V. for fill/finish services (e.g., filling vials with drug substance, sealing and inspecting vials and performance of release assays). In addition, a number of our clinical trials require us to source and supply our clinical trial sites with other medications that are administered in conjunction with our product candidates, or co-medications. We rely upon third-party suppliers for the manufacture and supply of these co-medications, which are subject to the same risks as the manufacture and supply of our product candidates.

The manufacture of pharmaceutical products in compliance with current good manufacturing practice, or cGMP, regulations requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, or shortages of qualified personnel. We cannot assure you that any stability failures or other issues relating to the manufacture of our product candidates or the supply of co-medications will not occur in the future. If the manufacturers of our product candidates or co-medications were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, or if we were unable to timely identify third party suppliers of co-medications or enter into agreements with these third party suppliers for the supply of co-medications, our ability to provide study materials in our preclinical studies and clinical trials would be jeopardized. Any delay or interruption in the supply of preclinical study or clinical trial materials could delay the initiation of, enrollment in, and/or completion of our preclinical studies and clinical trials, increase the costs associated with maintaining our preclinical study and clinical trial programs and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the studies and trials completely.

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

Although we believe that appropriate alternative sources of supply exist for each of our current product candidates, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange for alternative suppliers, which could have a material adverse effect on our business. New suppliers of any bulk drug would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing such ingredients. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us. In addition, we may be required to pay potential fees and royalties to Lonza if we utilize other suppliers for bulk drug, given that we have used their proprietary production cell lines in our programs.

The failure of third-party manufacturers or suppliers to perform adequately or the termination of our arrangements with any of them may negatively and adversely affect our business.

Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics could harm our product development strategy.

An important element of our clinical development strategy for certain of our product candidates such as demcizumab (OMP-21M18, anti-DLL4), tarextumab (OMP-59R5, anti-Notch2/3), brontictuzumab (anti-Notch1, OMP-52M51), vantictumab (OMP-18R5, anti-Fzd7), and ipafricept (OMP-54F28, Fzd8-Fc) is that we seek to identify patient subsets within a disease category who may derive selective and meaningful benefit from the product candidates we are developing. In collaboration with our partners, we plan to develop companion diagnostics for selected product candidates to help us to more accurately identify patients within a particular subset. Such companion diagnostics would be used during our clinical trials as well as in connection with the commercialization of our product candidates. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and therefore require separate regulatory clearance or approval prior to commercialization. The clinical development of novel therapeutics with a companion diagnostic is complex from an operational and regulatory perspective because of the need for both the drug and the diagnostic to receive regulatory clearance or approval.

We will be dependent on identifying suitable third-party development partners, and on entering into appropriate agreements with such third parties, and on the sustained cooperation and effort of our future collaborators in developing and obtaining approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. Failure to overcome these hurdles would have an adverse effect on our ability to derive revenues from sales of our diagnostic products. Any delay or failure by us or our future collaborators to develop or obtain regulatory approval of the companion diagnostics where required in connection with obtaining approval of our product candidates could delay or prevent approval of our product candidates. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of our product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

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

As of December 31, 2014, we had 108 employees. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our business strategy requires that we:

•	manage our clinical trials effectively, including two Phase Ib/II trials for tarextumab (OMP-59R5, anti-Notch2/3), a Phase Ib/II trial and two Phase II trials for demcizumab (OMP-21M18, anti-DLL4), three Phase Ib trials each for vantictumab (OMP-18R5, anti-Fzd7) and ipafricept (OMP-54F28, Fzd8-Fc), and Phase I trials for brontictuzumab (anti-Notch1, OMP-52M51) and anti-DLL4/VEGF bispecific (OMP-305B83), most of which are being conducted, or are expected to be conducted, at multiple trial sites, as well as additional clinical trials we expect to initiate in the future, including additional clinical trials we expect to initiate in 2015;

•	manage our internal research and development efforts effectively while carrying out our contractual obligations to licensors, contractors, collaborators, government agencies and other third parties;

•	continue to improve our operational, financial and management controls, reporting systems and procedures; and

•	identify, recruit, maintain, motivate and integrate additional employees.

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

Although a substantial amount of our efforts will focus on the continued clinical testing and potential approval of our most advanced product candidates, which include demcizumab (OMP-21M18, anti-DLL4), tarextumab (OMP-59R5, anti-Notch2/3), vantictumab (OMP-18R5, anti-Fzd7), ipafricept (OMP-54F28, Fzd8-Fc), brontictuzumab (anti-Notch1, OMP-52M51) and anti-DLL4/VEGF bispecific (OMP-305B83), a key element of our strategy is to discover, develop and potentially commercialize a portfolio of antibody-based products and other biologics useful in the treatment of cancer. We are seeking to do so through our internal research programs. Additional product candidates may be part of our existing collaborations, such as our Celgene collaboration, which involves up to another three biologic programs in addition to demcizumab, OMP-305B83 and OMP-131R10, and potentially certain small molecule therapeutic product candidates, or may arise out of unpartnered programs. We may explore strategic partnerships for the development of new products or develop new unpartnered product candidates on our own. All of our potential product candidates other than our six product candidates currently in clinical trials remain in the discovery and preclinical study stages. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

The biotechnology and pharmaceutical industries are highly competitive, and we face significant competition from companies in the biotechnology, pharmaceutical and other related markets that are researching and marketing products designed to address solid tumors and hematologic malignancies. Established pharmaceutical and biotechnology companies that are known to be involved in oncology research and currently sell or are developing drugs in our markets of interest include AbbVie, Amgen, Astellas, AstraZeneca, Bayer, BMS, Celgene, Genentech (Roche), GSK, Johnson & Johnson, Lilly, Merck, MerckSerono, Novartis, Pfizer, Regeneron, Sanofi, Teva and others. There are also biotechnology companies of various sizes that are developing therapies against CSCs, including Stemline Therapeutics, Inc. and Verastem, Inc., among others.

It is possible that our competitors will develop and market drugs or other treatments that are less expensive and more effective than our product candidates, or that will render our product candidates obsolete. It is also possible that our competitors will commercialize competing drugs or treatments before we or our collaboration partners can launch any products developed from our product candidates. If approved for marketing by the FDA or other regulatory agencies worldwide, demcizumab (OMP-21M18, anti-DLL4), or our other product candidates, would compete against existing cancer treatments such as Avastin®, Erbitux®, Yervoy™, chemotherapies and potentially against other novel drug candidates or treatments that are currently in development. Additionally, there are several additional monoclonal antibodies in development for cancer, such as anti-DLL4 antibodies from Regeneron (REGN421, also known as SAR153192 and enoticumab) and MedImmune (MEDI0639), both of which we believe are in Phase I development. In the Notch pathway, several companies, including Merck, Lilly, Pfizer, Roche and others, have attempted to advance small molecule gamma-secretase inhibitors, or GSIs, in clinical development. With respect to the Wnt pathway, we believe that there may be some early stage small molecules programs from other companies. See “Business—Competition.” We also anticipate that we will face increased competition in the future as new companies enter into our target markets and scientific developments surrounding the cancer stem cell field continue to develop.

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

In addition, being a public company made it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

We have incurred substantial losses during our history and do not expect to become profitable in 2015 and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be further limited. We have experienced ownership changes in the past. We may experience additional ownership changes in the future. As of December 31, 2014, we had federal and California net operating loss carryforwards of $69.0 million and $116.5 million, respectively, that could be limited if we experience an ownership change, which could have an adverse effect on our results of operations.

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

Risks Related to Intellectual Property

We or our collaborators may become subject to third parties’ claims alleging infringement of their patents and proprietary rights or seeking to invalidate our patents or proprietary rights, or we may need to become involved in lawsuits to protect or enforce our patents, which could be costly, time-consuming, delay or prevent the development and commercialization of our product candidates, or put our patents and other proprietary rights at risk.

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

We are aware of U.S. and foreign issued patents and pending patent applications controlled by third parties that may relate to the areas in which we are developing product candidates. Because all issued patents are entitled to a presumption of validity in many countries, including the United States and many European countries, issued patents held by others that claim our products or technology may limit our freedom to operate unless and until these patents expire or are declared invalid or unenforceable in a court of applicable jurisdiction, if we do not obtain a license or other right to practice the claimed inventions. Pending patent applications controlled by third parties may result in additional issued patents claiming our products and technology. In addition, the publication of patent applications occurs with a certain delay after the date of filing, so we may not be aware of all relevant patent applications of third parties at a given point in time. Further, publication of discoveries in the scientific or patent literature often lags behind actual discoveries, so we may not be able to determine whether inventions claimed in patent applications of third parties have been made before or after the date on which inventions claimed in our patent applications and patents have been made. If U.S. patent applications filed by third parties claim technology or therapeutics that are also claimed by our patent applications or patents, we may, under certain circumstances, have to participate in interference proceedings in the U.S. Patent and Trademark Office, or USPTO, to determine the priority of invention. We may also become involved in opposition proceedings in the European Patent Office, or EPO, or other proceedings before patent offices in the U.S. or foreign countries, regarding the intellectual property rights of third parties. An unfavorable outcome in these proceedings regarding the intellectual property rights of a third party could require us to attempt to license rights from the prevailing party, or to cease using the related technology or developing or commercializing the related product candidate.

Competitors may infringe our patents, or misappropriate or violate our other intellectual property rights. To counter infringement or unauthorized use, we may find it necessary to file infringement or other claims to protect our intellectual property rights. In addition, in any infringement proceeding brought by us against a third party to enforce our rights, a court may decide that a patent of ours is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the basis that our patents do not cover the technology in question. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. An adverse result in any patent litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly, which could open us up to additional competition and have a material adverse effect on our business.

Third parties may also raise claims alleging the invalidity or unenforceability of our patents in other forms of proceedings, including proceedings before administrative bodies in the U.S. or abroad, even outside the context of patent litigation. The use of administrative proceedings for challenging patents, including interference, derivation, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions is common in the biotechnology and pharmaceutical industries. For instance, we may be involved in opposition proceedings in the EPO regarding our intellectual property rights with respect to our product candidates. Due to recent changes in U.S. patent law, new procedures including inter partes review and post-grant review have been implemented and are now also available for use in patent challenges.

The cost to us of any patent litigation or other proceedings regarding our patents and/or third party patents, even if resolved in our favor, could be substantial. Such litigation or proceedings could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, there could be a substantial adverse effect on the price of our common stock. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also require significant time and attention of management and technical staff, which may materially and adversely impact our financial position and results of operations. Furthermore, because of the substantial amount of discovery required in connection with any intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Our proprietary rights may not adequately protect our technologies and product candidates. If we are unable to protect our product candidates and our intellectual property rights, it may materially and adversely affect our position in the market.

Our commercial success will depend on our ability to obtain patents and maintain adequate protection for our technologies, intellectual property and product candidates in the United States and other countries. As of December 31, 2014, our patent estate, including the patents and patent applications that we have exclusively licensed from the University of Michigan, included approximately 304 issued patents or allowed patent applications and approximately 134 additional pending patent applications on a worldwide basis, which, as a whole, include claims relating to our current clinical stage product candidates. There is no guarantee that any of our patent applications will result in issued patents, or that any patents, if issued, will include claims that are sufficiently broad to cover our product candidates or products, or to provide meaningful protection from our competitors. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets within our organization. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technologies or from developing competing products and technologies. Moreover, the patent positions of numerous biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. As a result, the validity and enforceability of our patents cannot be predicted with certainty. In addition, we cannot guarantee you that:

•	we were the first to make the inventions covered by each of our issued patents and pending patent applications;

•	we were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies by inventing around our claims;

•	a third party will not challenge our proprietary rights, and, if challenged, that a court or patent office, as applicable, will hold that our patents are valid and enforceable;

•	any patents issued to us or our collaboration partners will cover our product as ultimately developed, or provide us with any competitive advantages, or will not be challenged by third parties;

•	we will develop additional proprietary technologies or product candidates that are patentable; or

•	the patents of others will not have an adverse effect on our business.

Our issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or before the USPTO or comparable foreign authority. For instance, we may become involved in opposition proceedings before the EPO, proceedings such as interferences, re-examination, inter partes review, or post-grant review before the USPTO, and/or legal proceedings before the courts in the U.S. or foreign countries regarding patents in our portfolio, and the outcome of any such proceedings may be uncertain. The outcome regarding legal assertions of invalidity and unenforceability is unpredictable. If a third party challenging one or more of our patents were to prevail on a legal assertion of invalidity and/or enforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the USPTO which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, on September 16, 2011, President Obama signed the Leahy-Smith America Invents Act which codifies several significant changes to the U.S. patent laws, including, among other things, changing from a “first to invent’ to a “first inventor to file” system, limiting where a patentee may file a patent suit, eventually eliminating interference proceedings while maintaining derivation actions, and creating a set of procedures to challenge patents in the USPTO after they have issued. The effects of these changes are currently uncertain as the USPTO has only recently implemented regulations related to these changes and the courts have yet to address many of these provisions in the context of a dispute. Further, we have not assessed the applicability of the act and new regulations on the specific patents discussed herein. The U.S. Supreme Court has also recently issued multiple decisions regarding patent law, the full impact of which is not yet known. In some instances, the rulings have narrowed the scope of patent protection available under certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to the ability to obtain patents in the future, these events have created uncertainty with respect to the value of patents once obtained. For example, on March 20, 2012 in Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc., the Court held that several claims drawn to measuring drug metabolite levels from patient samples and correlating them to drug doses were not patentable subject matter. The decision appears to impact diagnostics patents that merely apply a law of nature via a series of routine steps and it has created uncertainty around the ability to patent certain biomarker-related method claims. Additionally, on June 13, 2013 in Association for Molecular Pathology v. Myriad Genetics, Inc., the Court held that claims to isolated genomic DNA are not patentable, but claims to complementary DNA (cDNA) molecules were held to be valid. The effect of the decision on patents for other isolated natural products is uncertain. Depending on decisions by the U.S. Congress, the federal courts, the USPTO, and foreign courts and patent offices, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

Patent applications in the United States and most other countries are confidential for a period of time until they are published, and publication of discoveries in scientific or patent literature typically lags behind actual discoveries by several months or more. As a result, we cannot be certain that we and the inventors of the issued patents and applications that we may in-license were the first to conceive of the inventions covered by such patents and pending patent applications or that we and those inventors were the first to file patent applications covering such inventions.

Also, we have a number of issued patents and numerous patent applications pending before the USPTO and foreign patent offices and the patent protection may lapse before we manage to obtain commercial value from them, which might result in increased competition and materially affect our position in the market. Even if our patents do not lapse before we are able to obtain at least some commercial value from them, the life of any patent, and the protection it affords, is limited. Although the term of a U.S. patent may be increased to compensate for certain delays caused by the USPTO, this increase may also be reduced or offset entirely by delays caused by the patent applicant during patent prosecution. Once the patent life has expired for any of our product candidates, we may be open to competition from biosimilars, which may potentially reduce our market share, and our business and results of operations will be adversely affected.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business. Furthermore, such proceedings could put our patents at risk of being invalidated, held unenforceable, or interpreted narrowly, could put our other patent applications at risk of not issuing and could provoke third parties to assert counter claims of infringement or misappropriation against us. We may not be able to obtain injunctive relief in foreign jurisdictions to prevent ongoing infringement while we enforce our patent rights and we may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from our intellectual property.

If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are a party to intellectual property license agreements with third parties, including with respect to demcizumab (OMP-21M18, anti-DLL4), tarextumab (OMP-59R5, anti-Notch2/3), brontictuzumab (anti-Notch1, OMP-52M51), vantictumab (OMP-18R5, anti-Fzd7), and anti-DLL4/VEGF bispecific (OMP-305B83) and the production of all of our biologic product candidates, and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that our future license agreements will impose, various diligence, milestone payment, royalty, insurance, indemnification and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate these agreements, in which event we, or our collaborators, might not be able to develop and market any product candidate that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms, or in the inability to obtain access to the licensed technology at all. The occurrence of such events could materially harm our business.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process. In addition, periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of a patent. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. In the event that noncompliance leads to abandonment or lapse of a patent or patent application, competitors might be able to enter the market earlier than would otherwise have been the case, which could have a material adverse effect on our business.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. Litigation may be necessary to protect our rights to our trademarks or trade names. Such litigation may be costly and be a distraction to management. Also, an adverse result in any such litigation proceedings could put our trademarks or trade names at risk. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition by potential partners or customers in our markets of interest. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

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

Risks Related to Government Regulation

The regulatory approval process is expensive, time-consuming and uncertain and may prevent us or our collaboration partners from obtaining approvals for the commercialization of some or all of our product candidates.

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

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Our therapeutic product candidates for which we intend to seek approval as biologic products may face competition from biosimilars and may face such competition sooner than anticipated.

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the Affordable Care Act, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable,” based on their similarity to existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The 12 years of data exclusivity afforded to biologics under the BPCIA does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data, and seeking approval. Data exclusivity only assures that another company cannot rely upon data within the innovator’s application to support the biosimilar product’s application. The law is complex and is subject to continuing interpretation and implementation by the FDA. In January 2015, however, an FDA advisory panel recommended the approval of the first “biosimilar” drug in the United States, reflecting that the Agency is moving forward with a simplified pathway for biosimilars despite some uncertainty surrounding the specifics of the biosimilar regulatory pathway. As a result, its ultimate impact, implementation and meaning are subject to continuing uncertainty. The FDA’s processes for biosimilars could have a material adverse effect on the future commercial prospects for our biological products.

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of data exclusivity. However, there is a risk that the U.S. Congress could amend the BPCIA to significantly shorten this exclusivity period, which has been proposed by President Obama. In addition President Obama has also proposed to prohibit additional periods of exclusivity due to minor changes in formulations, a practice known as “evergreening.” It is possible that Congress may take this or other measures to reduce or eliminate periods of exclusivity. There is also a risk that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

•	the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•	the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government, and which may apply to entities that provide coding and billing advice to customers;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by physicians (as defined above) and their immediate family members and payments or other “transfers of value” to such physician owners. Manufacturers are required to report such data to the government by the 90th calendar day of each year;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

There was no public market for our common stock prior to our initial public offering in July 2013, the trading volume of our common stock on The NASDAQ Global Select Market has been limited since then, and there can be no assurance that an active and liquid trading market for our common stock will be sustained. We cannot predict the extent to which investor interest in our company will sustain an active trading market on The NASDAQ Global Select Market or otherwise or how liquid that market might become. If an active and liquid market is not sustained, it may be difficult for stockholders to sell their shares of common stock at prices that are attractive to them, or at all. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products, product candidates or technologies by using our shares of common stock as consideration. Stockholders may also be unable to sell their shares of common stock at prices that are attractive to them due to fluctuations in the market price of our common stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	ability to commercialize or obtain regulatory approval for our product candidates, or delays in commercializing or obtaining regulatory approval;

•	results from, or any delays in, clinical trial programs relating to our product candidates, including the ongoing and planned clinical trials for demcizumab (OMP-21M18, anti-DLL4), tarextumab (OMP-59R5, anti-Notch2/3), vantictumab (OMP-18R5, anti-Fzd7), ipafricept (OMP-54F28, Fzd8-Fc), brontictuzumab (anti-Notch1, OMP-52M51), anti-DLL4/VEGF bispecific (OMP-305B83) and other product candidates;

•	failure to achieve anticipated research and development milestones and obtain the applicable milestone payments under our agreements with our collaboration partners, on our anticipated timelines or at all;

•	any need to suspend or discontinue clinical trials due to side effects or other safety risks, or any need to conduct studies on the long-term effects associated with the use of our product candidates;

•	announcements relating to future collaborations or our existing collaborations with GSK, Bayer and/or Celgene, including decisions regarding the exercise by GSK, Bayer and/or Celgene of their options or any termination by them of any development program under their partnerships with us;

•	manufacturing issues related to our product candidates for clinical trials or future products for commercialization;

•	commercial success and market acceptance of our product candidates following regulatory approval;

•	undesirable side effects caused by product candidates after they have entered the market;

•	ability to discover, develop and commercialize additional product candidates;

•	success of our competitors in discovering, developing or commercializing products;

•	strategic transactions undertaken by us;

•	additions or departures of key personnel;

•	product liability claims related to our clinical trials or product candidates;

•	prevailing economic conditions;

•	business disruptions caused by external factors, such as natural disasters and other crises;

•	disputes concerning our intellectual property or other proprietary rights;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	healthcare reform measures in the United States;

•	sales of our common stock by our officers, directors or significant stockholders;

•	future sales or issuances of equity or debt securities by us;

•	fluctuations in our quarterly operating results; and

•	the issuance of new or changed securities analysts’ reports or recommendations regarding us.

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

Together with their affiliates, our directors and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Based on the beneficial ownership of our outstanding common stock as of December 31, 2014, our officers and directors, together with their respective affiliates, beneficially own approximately 40.5% of our outstanding common stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

If our existing stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of December 31, 2014, we have a total of 29,847,577 shares of common stock outstanding.

Our officers, directors and certain stockholders were also subject to lock-up agreements with OncoMed that expired as to 25% of the shares subject thereto at market close on January 17, 2014, as to another 50% at market close on July 17, 2014 and as to the remaining 25% at 11:59 pm Pacific Standard Time on January 17, 2015. As the lock-up agreements expired, these shares of common stock became eligible for sale in the public market. In addition, based on the number of shares subject to outstanding awards under our 2004 Stock Incentive Plan and 2013 Equity Incentive Award Plan, or available for issuance under our 2013 Equity Incentive Award Plan and Employee Stock Purchase Plan as of December 31, 2014, 4,369,174 shares of common stock that are either subject to outstanding options, outstanding but subject to vesting, or reserved for future issuance under our employee benefit plans will be eligible for sale in the public market, subject to, in the case of shares issued to directors, executive officers and other affiliates, the volume limitations under Rule 144 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Certain holders of 12,326,000 shares of our common stock will be entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. In addition, our directors, executive officers and other affiliates may establish, and certain executive officers, directors and affiliates have established, programmed selling plans under Rule 10b5-1 of the Exchange Act, for the purpose of effecting sales of our common stock. Any sales of securities by these stockholders, or the perception that those sales may occur, including the entry into such programmed selling plans, could have a material adverse effect on the trading price of our common stock.

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

Pursuant to our equity incentive plan, we are authorized to grant equity-based incentive awards to our employees, directors and consultants. As of December 31, 2014, there were 1,768,645 shares of our common stock reserved for future issuance under our 2013 Equity Incentive Award Plan, or the 2013 Plan. The number of shares of our common stock reserved for issuance under our 2013 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under our 2004 Stock Incentive Plan, or the 2004 Plan, and (ii) annually on the first day of the year by the lesser of (x) a number of additional shares of our common stock representing 4% of our then-outstanding shares of common stock on the last day of the immediately preceding fiscal year; (y) 1,500,000 shares of our common stock; and (z) such smaller number of shares as determined by our board of directors. As a result of this increase, an additional 1,193,903 shares of our common stock became available for future issuance under our 2013 Plan as of January 1, 2015. Future option grants and issuances of common stock under our 2013 Plan may have an adverse effect on the market price of our common stock.

In addition, pursuant to our 2013 Employee Stock Purchase Plan, or ESPP, as of December 31, 2014, 528,070 shares of our common stock were available for issuance to our employees. The number of shares of our common stock reserved for issuance under our ESPP will be increased annually on the first day of the year by the lesser of (x) a number of additional shares of our common stock representing 1% of our then-outstanding shares of common stock on the last day of the immediately preceding fiscal year; (y) 350,000 shares of our common stock; and (z) such number of shares as determined by our board of directors. As a result of this increase, an additional 298,475 shares of our common stock became available for future issuance under our ESPP as of January 1, 2015. Future issuances of common stock under our ESPP may have an adverse effect on the market price of our common stock.

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

Our officers are parties to employment agreements providing for aggregate cash payments of up to approximately $5.5 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $16.2 million (as of December 31, 2014) in the event of a termination of employment in connection with a change of control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

If securities or industry analysts publish inaccurate or unfavorable research about our business, or fail to publish research about our business regularly, our stock price and trading volume could decline.

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. A limited number of securities and industry analysts currently publish research on our company. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our stock price would likely decline. If one or more of the analysts covering us or our business cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

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

None.

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

We believe that our existing facilities are adequate for our current needs, as the facilities have sufficient laboratory space to house additional scientists to be hired as we expand. When our lease expires, we may exercise our renewal options or look for additional or alternate space for our operations and we believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3.	LEGAL PROCEEDINGS

We are not currently a party to any material litigation or other material legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “OMED” since July 18, 2013. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales price per share of our common stock as reported on The NASDAQ Global Select Market for the quarterly periods indicated:

	High	Low
Year Ended December 31, 2014:
First Quarter	$42.34	$27.92
Second Quarter	$34.75	$18.75
Third Quarter	$24.79	$16.57
Fourth Quarter	$22.50	$16.91

	High	Low
Year Ended December 31, 2013:
Third Quarter (from July 18, 2013)	$31.00	$15.25
Fourth Quarter	$32.39	$12.07

Holders of Common Stock

As of December 31, 2014, there were approximately 71 holders of record of our common stock. In addition, a substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Performance Graph

This graph is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission, or SEC, and is not to be incorporated by reference into any filing of OncoMed Pharmaceuticals, Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph shows the total stockholder return of an investment of $100 in cash at market close on July 18, 2013 (the first day of trading of our common stock), through December 31, 2014 for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	7/18/13	9/30/13	12/31/13	3/31/14	6/30/14	9/30/14	12/31/14
OncoMed Pharmaceuticals, Inc.	100.00	56.33	108.61	123.80	85.72	69.65	80.06
NASDAQ Composite	100.00	111.61	124.09	123.38	129.53	132.03	139.16
NASDAQ Biotechnology	100.00	120.55	131.73	136.17	148.16	157.69	175.25

Recent Sales of Unregistered Securities

None.

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

The selected statement of operations data for the years ended December 31, 2014, 2013 and 2012 and the selected balance sheet data as of December 31, 2014 and 2013 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the years ended December 31, 2011 and 2010 and the selected balance sheet data as of December 31, 2012, 2011 and 2010 are derived from our audited financial statements which are not included in this Annual Report on Form 10-K.

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

(In thousands, except share and per share data)	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:
Revenue:
Collaboration revenue—related party	$—	$—	$15,970	$3,365	$13,363
Collaboration revenue	39,559	37,779	8,689	28,000	4,355
Grant revenue	—	—	22	44	—

Total revenue	39,559	37,779	24,681	31,409	17,718
Operating expenses:
Research and development (1)	76,430	50,048	39,893	40,058	39,703
General and administrative (1)	13,753	11,630	7,157	6,591	6,552

Total operating expenses	90,183	61,678	47,050	46,649	46,255

Loss from operations	(50,624)	(23,899)	(22,369)	(15,240)	(28,537)
Interest and other income (expense), net	105	(228)	134	206	1,522

Loss before income taxes	(50,519)	(24,127)	(22,235)	(15,034)	(27,015)
Income tax (provision) benefit	509	(1,944)	—	—	—

Net loss	$(50,010)	$(26,071)	$(22,235)	$(15,034)	$(27,015)

Net loss per common share, basic and diluted (2)	$(1.69)	$(1.93)	$(21.30)	$(15.40)	$(30.47)

Shares used to compute net loss per common share, basic and diluted (2)	29,664,326	13,530,239	1,044,059	976,299	886,484

(1)	Included in the statement of operations data above are the following non-cash stock-based compensation expenses (in thousands):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Research and development	$3,600	$957	$497	$499	$453
General and administrative	2,594	779	339	347	396

Total stock-based compensation	$6,194	$1,736	$836	$846	$849

(2)	See Notes 2 and 14 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted net loss per common share.

	As of December 31,
(In thousands)	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$231,966	$316,194	$66,239	$100,410	$114,400
Working capital	202,264	256,727	51,256	82,096	103,753
Total assets	247,842	333,685	79,768	107,205	129,894
Notes payable	—	—	—	346	1,048
Convertible preferred stock warrant liability	—	—	182	199	210
Convertible preferred stock	—	—	182,773	182,773	182,773
Accumulated deficit	(224,436)	(174,426)	(148,355)	(126,120)	(111,086)
Total stockholders’ equity (deficit)	76,367	118,122	(144,227)	(122,934)	(108,839)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

OncoMed is a clinical development-stage biopharmaceutical company focused on discovering and developing first-in-class protein therapeutics targeting cancer stem cells (“CSCs”). Our approach has been to target CSCs, also known as tumor-initiating cells. Common cancer drugs target bulk tumor cells but have limited impact on CSCs, thereby providing a path for recurrence of the tumor. We utilize our proprietary technologies to identify and validate multiple potential targets critical to CSC self-renewal and differentiation. These targets are in pathways implicated in cancer biology and stem cell biology, including the Notch, Wnt, RSPO-LGR and other fundamental CSC pathways. We believe our product candidates are quite distinct from current generations of chemotherapies and targeted therapies, and have the potential to significantly impact cancer treatment and the clinical outcome of patients with cancer. All of our product candidates were discovered internally in our own research laboratories.

We have six anti-CSC product candidates in clinical development and have treated over 500 patients across all of our clinical trials. Additionally, we have an antibody product candidate, anti-RSPO3 (OMP-131R10) in preclinical development with an Investigational New Drug, or IND, filing planned for the first half of 2015. We are also pursuing discovery of additional novel anti-CSC and immuno-oncology product candidates. The first candidate, demcizumab (anti-DLL4, OMP-21M18), has completed a single-agent Phase Ia safety and dose escalation trial and is currently in Phase Ib combination therapy trials in patients with non-small cell lung cancer (with carboplatin and pemetrexed) and pancreatic cancer (with gemcitabine and Abraxane®) and a Phase Ib/II trial combining demcizumab with paclitaxel in ovarian cancer. We initiated a Phase II randomized trial of demcizumab in non-small cell lung cancer (with carboplatin and pemetrexed) in February 2015 and initiated and are planning to enroll patients in a Phase II randomized trial of demcizumab in pancreatic cancer (with gemcitabine and Abraxane®) in 2015. The second candidate, tarextumab (anti-Notch2/3, OMP-59R5), completed a Phase Ia safety and dose escalation trial and is in the Phase II portion of a Phase Ib/II trial in pancreatic cancer (with gemcitabine and Abraxane®) and in a second Phase Ib/II trial in small cell lung cancer (with etoposide and platinum chemotherapy). The third candidate, vantictumab (anti-Fzd7, OMP-18R5), has completed a single-agent Phase Ia trial and is currently in three separate Phase Ib combination trials, one trial each in patients with breast cancer (with paclitaxel), pancreatic cancer (with gemcitabine and Abraxane®) and non-small cell lung cancer (with docetaxel). The fourth candidate, ipafricept (Fzd8-Fc, OMP-54F28), is in a single-agent Phase Ia safety and dose escalation trial in solid tumor malignancies, and is currently in three separate Phase Ib combination trials, one trial each in patients with ovarian cancer (with carboplatin and paclitaxel), pancreatic cancer (with gemcitabine and Abraxane®) and hepatocellular carcinoma (with sorafenib). The fifth candidate, brontictuzumab (anti-Notch1, OMP-52M51), is in two single-agent Phase Ia safety and dose escalation trials in hematologic and solid tumor malignancies. Clinical trials for all six of these product candidates are ongoing, with the intent of gathering additional data required to proceed to later stage clinical trials and product approval. In addition, we recently filed an IND application for a sixth product candidate, anti-DLL4/VEGF bispecific (OMP-305B83), and are currently enrolling patients in a single-agent Phase Ia trial in advanced solid tumor patients. We plan to file an IND application for a seventh product candidate, anti-RSPO3 (OMP-131R10), in the first half of 2015.

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

The following table summarizes our revenue for the years ended December 31, 2014, 2013 and 2012, which is related to the recognition of upfront payments and milestone payments received under our various collaboration arrangements:

	Year Ended December 31,
(In thousands)	2014	2013	2012
GSK:
Recognition of upfront payment	$1,248	$1,971	$1,970
Milestone revenue	11,000	—	14,000

GSK total.	12,248	1,971	15,970

Bayer:
Recognition of upfront payment	9,756	9,756	8,689
Milestone revenue	2,000	25,000	—

Bayer total	11,756	34,756	8,689

Celgene:
Recognition of upfront payment	13,055	1,052	—
Milestone revenue	2,500	—	—

Celgene total	15,555	1,052	—

Grant revenue	—	—	22

Total revenue	$39,559	$37,779	$24,681

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

The following table summarizes our research and development expenses for the years ended December 31, 2014, 2013 and 2012. The internal costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline. The external program costs reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities.

	Year Ended December 31,
(In thousands)	2014	2013	2012
Internal Costs:
Cancer biology, pathology and toxicology	$14,619	$11,822	$11,978
Molecular and cellular biology	7,283	6,499	6,434
Process development and manufacturing	5,445	4,611	5,326
Product development	7,790	5,352	3,469

Subtotal internal costs	35,137	28,284	27,207

External Program Costs:
Manufacturing	14,345	7,129	3,725
Clinical	21,799	11,229	4,935
Translational medicine	2,670	2,309	1,340
Toxicology	2,479	1,097	2,686

Subtotal external program costs	41,293	21,764	12,686

Total research and development expense	$76,430	$50,048	$39,893

Our research and development expenses have increased as we have progressed our product candidates, and we expect that these expenses may continue to increase with continued pipeline advancement and conduct of our development activities under our agreements with GSK, Bayer and Celgene. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We or our partners may never succeed in achieving marketing approval for any of our product candidates. The probability of success of each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.

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

General and Administrative

Our general and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resource, audit, tax and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. Since becoming a public company in 2013, we have incurred and expect to continue to incur additional expenses required of public companies, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. Other related public company costs include increased expenses for additional insurance, investor relations and other needs for human resources and professional services.

Interest and Other Income (Expense), net

Interest income consists primarily of interest received on our cash, cash equivalents and short-term investments balances.

Prior to our IPO in July 2013, other income (expense), net included gains and losses from the remeasurement of our liabilities related to our convertible preferred stock warrants. The outstanding preferred stock warrants were converted to common stock warrants upon the completion of the IPO and were no longer subject to remeasurement following this time. There were no warrants outstanding during the year ended December 31, 2014.

Provision for Income Taxes

For the year ended December 31, 2014, we recorded an income tax benefit of $0.5 million due primarily to the recognition of additional tax attributes that can offset alternative minimum tax as a result of the carryback. For the year ended December 31, 2013, we recorded an income tax provision of $1.9 million due primarily to the accelerated recognition of certain upfront payments for tax purposes that could not be fully offset by tax attributes. For the year ended December 31, 2012 we did not record an income tax provision on pre-tax income because we incurred taxable losses for both state and federal income tax purposes.

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

At December 31, 2014 and 2013, we had total federal and state unrecognized tax benefits of $5.4 million and $4.5 million, respectively. Of the total unrecognized tax benefits, $4.6 million and $3.7 million at December 31, 2014 and 2013, respectively, if recognized, in the absence of a valuation allowance, would reduce our effective tax rate in the period of recognition. As of December 31, 2014, we believe that it is reasonably possible that our unrecognized tax benefits will not significantly change in the next 12 months.

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

When we enter into an amendment to a collaboration agreement, we evaluate the terms of the amendment relative to the entire arrangement to determine if it constitutes a material modification to the original agreement for financial reporting purposes. We exercise judgment in determining if an amendment is deemed to be a material modification and consider whether there is a change in total consideration, contracted deliverables, the period of the arrangement or the delivery schedule.

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

Stock-Based Compensation

We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. Stock-based compensation expense was $6.2 million, $1.7 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012.

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

In addition to the assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation for our awards. We continue to use judgment in evaluating the expected volatility, expected terms and forfeiture rates used for our stock-based compensation calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to the estimates of our expected volatility, expected terms, and forfeiture rates, which could materially impact our future stock-based compensation expense.

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

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

	Year Ended December 31,		Dollar Change
(In thousands)	2014	2013
Revenue:
Collaboration revenue	$39,559	$37,779	$1,780

Total revenue	39,559	37,779	1,780
Operating expenses:
Research and development	76,430	50,048	26,382
General and administrative	13,753	11,630	2,123

Total operating expenses	90,183	61,678	28,505

Loss from operations	(50,624)	(23,899)	(26,725)
Interest and other income (expense), net	105	(228)	333

Loss before income taxes	(50,519)	(24,127)	(26,392)
Income tax (provision) benefit	509	(1,944)	2,453

Net loss	$(50,010)	$(26,071)	$(23,939)

Revenue

Total revenue for the year ended December 31, 2014 was $39.6 million, an increase of $1.8 million, or 5%, compared to total revenue of $37.8 million for the year ended December 31, 2013. In 2014, we recognized collaboration revenue from payments previously deferred from GSK that resulted from the achievement of a $11.0 million development milestone for dosing the first patient in the Phase II portion of the tarextumab “ALPINE” clinical trial. In 2014 we recognized a $2.5 million milestone for the designation of an anti-RSPO3 antibody as a clinical candidate under our collaboration with Celgene. We achieved a $2.0 million milestone for the commencement of preclinical development stemming from our small molecule collaboration with Bayer in 2014 compared to $10.0 million and $15.0 million dose escalation milestones achieved in 2013 for the vantictumab (anti-Fzd7, OMP-18R5) and the ipafricept (Fzd8-Fc, OMP-54F28) programs respectively. Due to the amortization of upfront fees received in 2013 under the Celgene agreement, we recognized $13.1 million of collaboration revenues during 2014 compared to $1.1 million in 2013. The amortization of upfront fees from our partnership with Bayer remained constant at $9.8 million in 2014 and 2013. In addition, we recognized $1.2 million in 2014 from the amortization of upfront fees under the GSK agreement compared to $2.0 million in 2013. This decrease is a result of a revision to the estimated period of performance for the GSK collaboration at the end of 2013, thereby extending the amortization of the upfront payment for an additional year to June 2016.

Research and Development

Research and development expenses were $76.4 million for the year ended December 31, 2014, an increase of $26.4 million, or 53%, compared to research and development expenses of $50.0 million for the year ended December 31, 2013. The increase was comprised of a $19.5 million increase in our external program costs and a $6.9 million increase in our internal program costs.

The increase in our external program costs of $19.5 million was primarily due to an increase of $10.6 million in clinical costs driven by the start of two Phase II programs and, the preparation for two additional Phase II programs, and higher patient enrollment for various programs. There was also an increase of $7.2 million in manufacturing costs primarily related to the production of tarextumab (anti-Notch2/3, OMP-59R5), ipafricept (Fzd8-Fc, OMP-54F28) and anti-RSPO3 (OMP-131R10). Costs of toxicology studies primarily related to the anti-RSPO3 program increased by $1.4 million, and translational medicine costs increased by $0.4 million. We expect that our external program costs will increase in future periods as we continue to advance our pipeline, enroll patients in various programs and initiate new clinical trials, including more costly Phase II studies.

The increase in our internal costs of $6.9 million was primarily due to an increase of $4.9 million in personnel costs related to stock-based compensation, including a new restricted stock unit grant and a full year of Employee Stock Purchase Plan and IPO grant expenses in 2014, and also an increase in headcount. The remaining increase of $2.0 million was due to an increase in consulting and research supplies.

General and Administrative

General and administrative expenses were $13.8 million for the year ended December 31, 2014, an increase of $2.1 million, or 18%, compared to general and administrative expenses of $11.6 million for the year ended December 31, 2013. The increase is primarily due to higher employee related costs of $2.0 million related to stock-based compensation, including a new restricted stock unit grant, non-employee Board of Directors grants, and a full year of Employee Stock Purchase Plan and IPO grant expenses in 2014, and also an increase in headcount. We also incurred higher insurance and consulting fees of $0.8 million, which was offset by lower legal fees of $0.7 million primarily associated with activities related to collaboration agreements.

Interest and Other Income (Expense), net

Interest and other income (expense), net was $0.1 million for the year ended December 31, 2014, a change of $0.3 million, compared to interest and other income (expense), net of $(0.2) million for the year ended December 31, 2013. The change was primarily due to warrant remeasurement ending during 2013. The outstanding preferred stock warrants were converted to common stock warrants upon the completion of the IPO in July 2013 and were no longer subject to remeasurement following this time. There were no warrants outstanding during the year ended December 31, 2014.

Comparison of the Years Ended December 31, 2013 and 2012

	Year Ended December 31,		Dollar Change
(In thousands)	2013	2012
Revenue:
Collaboration revenue—related party	$—	$15,970	$(15,970)
Collaboration revenue	37,779	8,689	29,090
Grant revenue	—	22	(22)

Total revenue	37,779	24,681	13,098
Operating expenses:
Research and development	50,048	39,893	10,155
General and administrative	11,630	7,157	4,473

Total operating expenses	61,678	47,050	14,628

Loss from operations	(23,899)	(22,369)	(1,530)
Interest and other income, net	(228)	140	(368)
Interest expense	—	(6)	6

Loss before income taxes	(24,127)	(22,235)	(1,892)
Income tax (provision) benefit	(1,944)	—	(1,944)

Net loss	$(26,071)	$(22,235)	$(3,836)

Revenue

Total revenue for the year ended December 31, 2013 was $37.8 million, an increase of $13.1 million, or 53%, compared to total revenue of $24.7 million for the year ended December 31, 2012. This increase is mainly due to collaboration revenue from Bayer that resulted from achievement of a $10.0 million development milestone for dose escalation of vantictumab (OMP-18R5) in Phase Ia as well as agreement on the Phase Ib trial design in August 2013, and a $15.0 million development milestone related to Phase I dose escalation in our Fzd8-Fc program. We recognized revenue amounting to $9.8 million in 2013 from the amortization of the upfront fees under the Bayer agreement compared to $8.7 million in 2012. In addition, we recognized revenue amounting to $1.1 million from the amortization of the upfront fees received in 2013 under the Celgene agreement. These increases are partially offset due to the timing of collaboration revenue under the GSK agreement received in 2012 from the achievement of milestones, which included $5.0 million related to proof-of-principle for the tarextumab (anti-Notch2/3, OMP-59R5) program, $5.0 million related to IND filing for brontictuzumab (anti-Notch1, OMP-52M51) and $4.0 million related to the initiation of Phase I for brontictuzumab (anti-Notch1, OMP-52M51). There were no milestones achieved under the GSK agreement in 2013. We initiated the second of two Phase Ib/II trials for tarextumab (anti-Notch2/3, OMP-59R5) in 2013, triggering a cash payment of $8.0 million from GSK, which was recorded as deferred revenue.

Research and Development

Research and development expenses were $50.0 million for the year ended December 31, 2013, an increase of $10.2 million, or 25%, compared to research and development expenses of $39.9 million for the year ended December 31, 2012. The increase was comprised of a $9.1 million increase in our external program costs and a $1.1 million increase in our internal program cost.

The increase in our external program costs of $9.1 million was primarily due to an increase of $7.3 million in clinical costs resulting from higher patient enrollment for various programs, and an increase of $3.4 million in manufacturing costs primarily related to the production of vantictumab (OMP-18R5). These increases were partially offset by a decrease of $1.6 million in toxicology studies primarily related to the brontictuzumab (anti-Notch1, OMP-52M51) program. We expect that our external program costs will increase in future periods as we continue to enroll patients in various programs and initiate new clinical trials.

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

Liquidity and Capital Resources

As of December 31, 2014, we had cash, cash equivalents, and short term investments totaling $232.0 million. In connection with our IPO in July 2013, we received cash proceeds of $82.7 million, net of underwriters’ discounts and commissions and expenses paid by us. Prior to the IPO, we funded our operations primarily with cash flows from the sales of our convertible preferred stock in private placements and from the upfront and milestone payments and other collaboration related payments received under the GSK and Bayer collaborative arrangements. In December 2013, we signed a collaboration agreement with Celgene, which will provide additional sources of funds through collaboration related payments.

Our primary uses of cash are to fund operating expenses, primarily related to research and development product candidate expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and short-term investments as of December 31, 2014 will be sufficient to meet our anticipated cash requirements at least through 2016, even without taking into account potential future milestone payments to us. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the achievement of milestones and/or exercise of options under our agreements with GSK, Bayer and Celgene;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our product candidates and potential product candidates;

•	the number and characteristics of product candidates that we pursue;

•	the progress, costs and results of our clinical trials;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	funding we may receive under any new collaborations we may enter into or new government grants we may be awarded in the future;

•	the costs and timing of hiring new employees to support our continued growth; and

•	the costs and timing of procuring clinical supplies of our product candidates.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash provided by (used in) operating activities	$(84,511)	$144,544	$(33,345)
Cash provided by (used in) investing activities	(98,364)	(57,794)	38,013
Cash provided by (used in) financing activities	2,082	105,918	(190)

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2014 was $84.5 million. The net loss of $50.0 million was offset by non-cash charges of $1.4 million for depreciation and amortization and $6.2 million for stock-based compensation. The change in net operating assets of $42.1 million was due primarily to a decrease of $35.1 million in deferred revenue due to the recognition of revenue for the achievement of a $11.0 million development milestone for dosing the first patient in the Phase 2 portion of the anti-Notch 2/3 “ALPINE” clinical trial in the second indication of our tarextumab (anti-Notch2/3, OMP-59R5) program and the amortization of upfront and milestone payments from the GSK, Bayer and Celgene arrangements in the amount of $24.1 million. There was also a $7.1 million decrease in tax receivable, $10.8 million in income tax payable, $1.2 million in prepaid and other assets, and $0.6 million in deferred rent. These were offset by a $2.4 million increase in accounts payable and accrued liabilities as a result of the timing of our payments as well as a $10.3 million increase in deferred tax asset.

Cash provided by operating activities for the year ended December 31, 2013 was $144.5 million. The net loss of $26.1 million was offset by non-cash charges of $1.4 million for depreciation and amortization, $1.7 million for stock-based compensation and $0.3 million for the revaluation of the convertible preferred stock warrant liability. The change in net operating assets of $167.3 million was due to the collection of a related party receivable from GSK of $4.0 million and an increase in accounts payable and accrued liabilities of $23.6 million as a result of the timing of our payments. Deferred revenue increased by $151.9 million due to receipt of $8.0 million payment from GSK related to the initiation of the Phase Ib clinical trial in the second indication of our tarextumab program and receipt of $155.0 million upfront payment and $1.7 million equity investment premium from Celgene related to the collaboration agreement entered in December 2013, partially offset by the amortization of upfront and milestone payments from the GSK, Bayer and Celgene arrangements in the amount of $12.8 million.

Cash used in operating activities for the year ended December 31, 2012 was $33.3 million. The net loss of $22.2 million was partially offset by non-cash charges of $1.4 million for depreciation and amortization and $0.8 million for stock-based compensation. The decrease in net operating assets of $13.2 million was due to the decrease in deferred revenue of $2.2 million. The decrease in deferred revenue included the amortization of upfront and milestone payments from the GSK and Bayer arrangements in the amount of $10.7 million, partially offset by the advance payment for a future development milestone of $3.0 million related to the Phase Ib trial for our tarextumab program with GSK, a payment of $5.0 million related to the achievement of an IND acceptance for the Fzd8-Fc program with Bayer and additional funding of $0.5 million for development activities under the GSK agreement. In addition, accounts payable and accrued liabilities decreased by $3.2 million as a result of the timing of our payments. Other assets increased by $2.9 million due to the capitalization of IPO costs related to this offering. Receivables from related parties also increased by $4.0 million primarily related to achievement of a development milestone under the collaboration agreement with GSK for the initiation of Phase I for brontictuzumab (anti-Notch1, OMP-52M51).

Cash Flows from Investing Activities

Cash used in investing activities was comprised of maturities of short-term investments amounting to $340.3 million, $75.3 million and $112.7 million, offset by purchases of short-term investments amounting to $436.9 million, $132.5 million and $73.9 million and our acquisition of property and equipment amounting to $1.8 million, $0.6 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Cash Flows from Financing Activities

Cash provided by financing activities of $2.1 million for the year ended December 31, 2014 was due to the proceeds of $1.1 million from the issuance of common stock upon the exercise of stock options and $1.0 million from purchases of common stock under our ESPP.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2014 (in thousands):

	Payments Due by Period
Contractual Obligations:	Less than 1 year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Operating leases (1)	$1,942	$6,186	$177	$—	$8,305

(1)	Operating leases include total future minimum rent payments under non-cancelable operating lease agreements.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements or any holdings in variable interest entities.

Recent Accounting Pronouncements

In June 2014, FASB issued final guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period is a performance condition under ASC 718, Compensation—Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost for such an award would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for all entities for annual periods beginning after December 15, 2015 and interim periods within those annual periods. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date. We do not believe the adoption of this guidance will have a material impact on our financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15 (Subtopic 205-40)—Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) which provides guidance about management’s responsibility to evaluate whether or not there is substantial doubt about the Company’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early application is permitted. The adoption of this standard is not expected to have an impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $232.0 and $316.2 million as of December 31, 2014 and 2013, respectively, which consisted of bank deposits, money market funds and U.S. Treasury Bills. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt as of December 31, 2014 or 2013.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements. There have been no material quantitative changes in our market risk exposures between the current fiscal year and preceding fiscal years.

Foreign Currency Exchange Rate Sensitivity

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in Euro and British Sterling. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward foreign exchange contracts, nor did we in the year ended December 31, 2013. In the years ended December 31, 2014 and 2013, all foreign transactions settled on the applicable spot exchange basis at the time such payments were made.

An adverse movement in foreign exchange rates could have a material effect on payments we make to foreign suppliers. The impact of an adverse change in foreign exchange rates may be offset in the event we receive a milestone payment from a foreign partner. A hypothetical 10% change in foreign exchange rates during any of the preceding periods presented would not have a material impact on our financial statements. There have been no material quantitative changes in our market risk exposures between the current fiscal year and preceding fiscal years.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ONCOMED PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

OncoMed Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of OncoMed Pharmaceuticals, Inc. (the Company) as of December 31, 2014 and 2013, and the related statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OncoMed Pharmaceuticals, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

March 12, 2015

OncoMed Pharmaceuticals, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$28,138	$208,931
Short-term investments	203,828	107,263
Receivables—related parties	21	23
Tax receivable	7,102	—
Prepaid and other current assets	1,721	2,527

Total current assets	240,810	318,744
Property and equipment, net	5,104	4,641
Other assets	1,928	10,300

Total assets	$247,842	$333,685

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,428	$5,706
Income tax payable	—	10,758
Accrued liabilities	14,683	9,860
Current portion of deferred revenue	18,747	35,059
Current portion of deferred rent	678	624
Liability for shares issued with repurchase rights	10	10

Total current liabilities	38,546	62,017
Deferred revenue, less current portion	130,123	148,871
Deferred rent, less current portion	2,468	3,146
Non-current income tax payable	334	1,515
Liability for shares issued with repurchase rights, less current portion	4	14

Total liabilities	171,475	215,563

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2014 and 2013, respectively; no shares issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized at December 31, 2014 and 2013, respectively; 29,847,577 shares and 29,397,964 shares issued and outstanding at December 31, 2014 and 2013, respectively	30	29
Additional paid-in capital	300,790	292,505
Accumulated other comprehensive income (loss)	(17)	14
Accumulated deficit	(224,436)	(174,426)

Total stockholders’ equity	76,367	118,122

Total liabilities and stockholders’ equity	$247,842	$333,685

See accompanying notes.

OncoMed Pharmaceuticals, Inc.

Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Collaboration revenue—related party	$—	$—	$15,970
Collaboration revenue	39,559	37,779	8,689
Grant revenue	—	—	22

Total revenue	39,559	37,779	24,681
Operating expenses:
Research and development	76,430	50,048	39,893
General and administrative	13,753	11,630	7,157

Total operating expenses	90,183	61,678	47,050

Loss from operations	(50,624)	(23,899)	(22,369)
Interest and other income (expense), net	105	(228)	134

Loss before income taxes	(50,519)	(24,127)	(22,235)
Income tax (provision) benefit	509	(1,944)	—

Net loss	$(50,010)	$(26,071)	$(22,235)

Net loss per common share, basic and diluted	$(1.69)	$(1.93)	$(21.30)

Shares used to compute net loss per common share, basic and diluted	29,664,326	13,530,239	1,044,059

See accompanying notes.

OncoMed Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(50,010)	$(26,071)	$(22,235)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities, net of tax	(31)	(1)	(34)

Total comprehensive loss	$(50,041)	$(26,072)	$(22,269)

See accompanying notes.

OncoMed Pharmaceuticals, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2011	21,180,280	182,773	1,005,104	1	3,136	49	(126,120)	(122,934)
Issuance of common stock upon exercise of options	—	—	67,328	—	118	—	—	118
Vesting of restricted stock	—	—	11,002	—	22	—	—	22
Stock-based compensation	—	—	—	—	836	—	—	836
Unrealized loss on available for sale securities	—	—	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	—	—	(22,235)	(22,235)

Balances at December 31, 2012	21,180,280	182,773	1,083,434	1	4,112	15	(148,355)	(144,227)
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	5,520,000	6	82,662	—	—	82,668
Conversion of convertible preferred stock to common stock in connection with initial public offering	(21,180,280)	(182,773)	21,180,280	21	182,752	—	—	182,773
Conversion of preferred stock warrants to common stock warrants in connection with initial public offering	—	—	—	—	462	—	—	462
Issuance of common stock in connection with a research and collaboration agreement	—	—	1,470,588	1	20,518	—	—	20,519
Issuance of common stock upon exercise of warrants	—	—	26,898	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	113,519	—	250	—	—	250
Vesting of restricted stock	—	—	3,245	—	13	—	—	13
Stock-based compensation	—	—	—	—	1,736	—	—	1,736
Unrealized loss on available-for-sale securities	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(26,071)	(26,071)

Balances at December 31, 2013	—	—	29,397,964	29	292,505	14	(174,426)	118,122
Issuance of common stock upon exercise of options	—	—	381,599	1	1,079	—	—	1,080
Issuance of common stock for ESPP purchase	—	—	65,909	—	1,002	—	—	1,002
Vesting of restricted stock	—	—	2,105	—	10	—	—	10
Stock-based compensation	—	—	—	—	6,194	—	—	6,194
Unrealized loss on available for sale securities	—	—	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	—	—	(50,010)	(50,010)

Balances at December 31, 2014	—	—	29,847,577	$30	$300,790	$(17)	$(224,436)	$76,367

OncoMed Pharmaceuticals, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(50,010)	$(26,071)	$(22,235)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,430	1,378	1,407
Gain on disposal of equipment	(113)	—	—
Stock-based compensation	6,194	1,736	836
Revaluation of convertible preferred stock warrant liability	—	280	(17)
Prepaid convertible preferred stock warrant expense	—	17	5
Amortization of discount on short-term investments	(14)	(50)	(112)
Changes in operating assets and liabilities:
Accounts receivable—related parties	2	4,000	(4,023)
Tax receivable	(7,102)	—	—
Prepaid and other current assets	(372)	(229)	(540)
Other assets	(781)	(1,096)	(2,871)
Deferred tax assets	10,331	(10,331)	—
Accounts payable	(1,278)	4,857	(2,562)
Accrued liabilities and other	3,643	7,952	(622)
Deferred revenue	(35,059)	151,884	(2,165)
Deferred rent	(624)	(541)	(446)
Income tax payable	(10,758)	10,758	—

Net cash provided by (used in) operating activities	(84,511)	144,544	(33,345)

Investing activities
Purchases of property and equipment	(1,809)	(557)	(714)
Proceeds from sale of equipment	30	—	—
Purchases of short-term investments	(436,856)	(132,537)	(73,939)
Maturities of short-term investments	340,271	75,300	112,666

Net cash provided by (used in) investing activities	(98,364)	(57,794)	38,013

Financing activities
Proceeds from issuance of common stock upon initial public offering, net	—	85,149	—
Proceeds from issuance of common stock related to a collaboration agreement, net	—	20,519	—
Proceeds from issuance of common stock related to the exercise of options and employee stock plan purchases	2,082	250	156
Repayments on notes payable	—	—	(346)

Net cash provided by (used in) financing activities	2,082	105,918	(190)

Net increase (decrease) in cash and cash equivalents	(180,793)	192,668	4,478
Cash and cash equivalents at beginning of period	208,931	16,263	11,785

Cash and cash equivalents at end of period	$28,138	$208,931	$16,263

Supplemental cash flow information:
Cash paid (refund) for income taxes, net	$8,200	$—	$—

Non-cash financing activities:
Conversion of preferred stock warrants to common stock warrants	$—	$462	$—

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

The Company has six anti-CSC product candidates in clinical development and has a seventh anti-CSC product candidate in preclinical development. The first candidate currently in clinical development, demcizumab (anti-DLL4, OMP-21M18), has completed a single-agent Phase Ia safety and dose escalation trial. It is currently in Phase Ib combination therapy trials in patients with non-small cell lung cancer (with carboplatin and pemetrexed) and pancreatic cancer (with gemcitabine and Abraxane®) and a Phase Ib/II trial combining demcizumab with paclitaxel in ovarian cancer. The Company initiated a Phase II randomized trial of demcizumab in non-small cell lung cancer (with carboplatin and pemetrexed) in February 2015. The Company also initiated a Phase II randomized trial of demcizumab in pancreatic cancer and is working to enroll patients. The second candidate, tarextumab (anti-Notch2/3, OMP-59R5), completed a Phase Ia safety and dose escalation trial. It is currently in the Phase II portion of a Phase Ib/II trial in pancreatic cancer (with gemcitabine and Abraxane®) and also in the Phase II portion of a Phase Ib/II trial in small cell lung cancer (with etoposide and platinum chemotherapy). The third candidate, vantictumab (anti-Fzd7, OMP-18R5), has completed a single-agent Phase Ia trial and is currently in three separate Phase Ib combination trials, one trial each in patients with breast cancer (with paclitaxel), pancreatic cancer (with gemcitabine and Abraxane®) and non-small cell lung cancer (with docetaxel). The fourth candidate, ipafricept (Fzd8-Fc, OMP-54F28), is in a single-agent Phase Ia safety and dose escalation trial in solid tumor malignancies and is currently in three separate Phase Ib combination trials, one trial each in patients with ovarian cancer (with carboplatin and paclitaxel), pancreatic cancer (with gemcitabine and Abraxane®) and hepatocellular carcinoma (with sorafenib). The fifth candidate, brontictuzumab (anti-Notch1, OMP-52M51), is in two single-agent Phase Ia safety and dose escalation trials in hematologic and solid tumor malignancies. In 2014 the Company filed an IND for a sixth product candidate, anti-DLL4/VEGF bispecific (OMP-305B83), and are currently enrolling patients in a single-agent Phase Ia trial in advanced solid tumor patients.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, preclinical study and clinical trial accruals, fair value of assets and liabilities, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. Cash and cash equivalents and short-term investments are invested through banks and other financial institutions in the United States. Such deposits may be in excess of insured limits. The Company maintains cash and cash equivalents and investments with various high credit quality and capitalized financial institutions.

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

Impairment of Long-Lived Assets

The carrying value of long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2014, there have been no such impairment losses.

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

Customer Concentration

Customers whose collaboration revenue accounted for 10% or more of total revenues were as follows:

	Year Ended December 31,
	2014	2013	2012
GlaxoSmithKline LLC (“GSK”)	31%	*	65%
Bayer Pharma AG (“Bayer”)	30%	92%	35%
Celgene Corporation (“Celgene”)	39%	*	—

*	less than 10%

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

The Company accounts for equity instruments issued to nonemployees based on their fair values on the measurement dates using the Black-Scholes option-pricing model. The estimated fair values of the options granted to nonemployees are remeasured as they vest. As a result, the noncash charge to operations for nonemployee options with vesting conditions is affected each reporting period by changes in the fair value of the Company’s common stock.

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

Newly Adopted and Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued final guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period is a performance condition under Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost for such an award would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for all entities for annual periods beginning after December 15, 2015 and interim periods within those annual periods. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date. The Company does not believe the adoption of this guidance will have a material impact on its financial statements.

In May 2014, the FASB and the International Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606)—Revenue from Contracts with Customers (“ASU 2014-09”). This ASU affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605, and most industry specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company for annual periods beginning after December 15, 2016, including interim periods within that period. Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Entities electing the full retrospective adoption will apply the standard to each period presented in the financial statements. This means that entities will have to apply the new guidance as if it had been in effect since the inception of all its contracts with customers presented in the financial statements. Entities that elect the modified retrospective approach will apply the guidance retrospectively only to the most current period presented in the financial statements. This means that entities will have to recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings at the date of initial application. Early adoption is not permitted under U.S. GAAP. The Company is currently evaluating the impact of adoption of this accounting standards update on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15 (Subtopic 205-40)—Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) which provides guidance about management’s responsibility to evaluate whether or not there is substantial doubt about the Company’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early application is permitted. The adoption of this standard is not expected to have an impact on the Company’s Financial Statements.

3. Cash Equivalents and Investments

The fair value of securities, not including cash at December 31, 2014 and 2013, were as follows (in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$8,460	$—	$—	$8,460
U.S. treasury bills	203,845	37	(54)	203,828

Total available-for-sale securities	$212,305	$37	$(54)	$212,288

Classified as:
Cash equivalents				$8,460
Short-term investments				203,828

Total cash equivalents and investments				$212,288

As of December 31, 2014, the Company had a total of $232.0 million in cash, cash equivalents, and short-term investments, which includes $19.7 million in cash and $212.3 million in cash equivalents and short-term investments.

	December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$7,980	$—	$—	$7,980
U.S. treasury bills	267,242	14	—	267,256

Total available-for-sale securities	$275,222	$14	$—	$275,236

Classified as:
Cash equivalents				$167,973
Short-term investments				107,263

Total cash equivalents and investments				$275,236

As of December 31, 2013, the Company had a total of $316.2 million in cash, cash equivalents, and short-term investments, which includes $41.0 million in cash and $275.2 million in cash equivalents and short-term investments.

All available-for-sale securities held as of December 31, 2014 and 2013 had contractual maturities of less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

4. Fair Value Measurements

The Company records its financial assets and liabilities at fair value. The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, and accounts payable, approximate their fair value due to their short maturities. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$8,460	$—	$—	$8,460
U.S. treasury bills	—	203,828	—	203,828

Total	$8,460	$203,828	$—	$212,288

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$7,980	$—	$—	$7,980
U.S. treasury bills	—	267,256	—	267,256

Total	$7,980	$267,256	$—	$275,236

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

5. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2014	2013
Computer equipment and software	$1,715	$1,632
Furniture and fixtures	443	392
Laboratory equipment	9,739	9,025
Leasehold improvements	8,826	8,624

	20,723	19,673
Less accumulated depreciation and amortization	(15,619)	(15,032)

Property equipment, net	$5,104	$4,641

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Research and development related	$9,965	$5,949
Compensation related	4,208	3,446
Other	510	465

Total accrued liabilities	$14,683	$9,860

7. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory facilities in Redwood City, California under a lease agreement that expires in January 2019 and includes lease extension options for two additional three-year terms.

The operating lease agreement contains rent escalation provisions and tenant improvement allowances. The total rent obligation is being expensed ratably over the term of the agreement.

Minimum annual rental commitments under the lease agreement are as follows (in thousands):

Year ending December 31:
2015	$1,942
2016	2,002
2017	2,062
2018	2,122
Thereafter	177

Total	$8,305

In 2006, the landlord provided the Company a tenant improvement allowance of $5.7 million in order for the Company to complete an office and lab build out. In accordance with the lease amendment in December 2010, the landlord funded $1.6 million of the provided tenant improvement allowance for the Company to complete the lab expansion. The Company has recorded the aggregate tenant improvement allowance received as a leasehold improvement asset and a deferred rent liability on the accompanying balance sheets. The tenant improvement allowance asset is being amortized as depreciation expense and the deferred rent liability balance as a credit to rent expense over the period from which the improvements were placed in service until the end of their useful life, which is the end of the lease term. As of December 31, 2014 and 2013, the Company has an unamortized tenant improvement allowance of $2.1 million and $2.7 million, respectively.

Rent expense for years ended December 31, 2014, 2013 and 2012, was $1.3 million, $1.3 million and $1.3 million, respectively.

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

8. License Agreement

In 2004, the Company assumed an exclusive, worldwide license agreement with the University of Michigan relating to the use of certain patents and technology relating to its cancer stem cell technology for which an up-front fee of $10,000 had been paid and the Company issued 7,796 shares of its common stock. Pursuant to the agreement, the Company is obligated to make low single-digit royalty payments to the University of Michigan on net sales of its or its licensees products and processes covered under the agreement, pay an annual license maintenance fee, and reimburse the University of Michigan for costs of prosecution and maintenance of the licensed patents which reduces future royalty obligations. With respect to one family of licensed patent applications that does not relate to any of the Company’s lead therapeutic programs, the Company is also required to pay a tiered, single-digit percentage of any sublicense revenues, including any upfront or milestone payments, received from any sublicensees under such family of patents. Once the University of Michigan has received $10.0 million in royalties, the Company may at its option convert the license to a fully paid-up license provided the Company transfers additional shares of nonvoting common stock equal to 0.25% of the fully diluted shares then outstanding to the University of Michigan. The amounts incurred for patent legal costs amounted to $158,000, $151,000 and $175,000 for the years ended December 31, 2014, 2013 and 2012, respectively, all of which has been recorded as general and administrative expense in the statements of operations.

9. Supply and License Agreements

In June 2006, the Company entered into a subscription and license agreement with MorphoSys AG to obtain a research license and access to certain technology libraries, antibodies and support services. The Company paid technology access and subscription fees from the date of signing through 2008 of €650,000 (approximately $919,000) and €250,000 (approximately $350,000) in 2009. The Company also exercised an option to extend an extended research license under the agreement for five years (through 2015). The Company may choose to exercise an annual option to extend the extended research license for up to an additional five years (through 2020), and, upon exercise of such option, must pay an annual fee of €20,000 (approximately $24,000). These annual fees are capitalized in prepaid and other current assets, and amortized over the relevant one year period. Additionally, the Company may owe MorphoSys AG up to €5.8 million (approximately $7.1 million) in future milestone payments for each product developed using the licensed antibodies if all milestone events are achieved, primarily in Phase III clinical trials and later development. GSK would reimburse the Company for 50% of such payments for tarextumab (Anti-Notch2/3, OMP-59R5).

The amortization expense for the years ended December 31, 2014, 2013 and 2012 was $27,000, $26,000 and $27,000, respectively, and was recorded as research and development expense in the statements of operations.

In April/May 2008, the Company obtained commercial licenses to two antibodies identified from the licensor’s library of antibodies, and must make additional payments to MorphoSys AG for these licenses. GSK reimburses the Company for 50% of the license payments for the first antibody, which is used in the tarextumab program under the Company’s collaboration with GSK, while the Company is responsible for all the license payments for the second antibody, which is used in the vantictumab (anti-Fzd7, OMP-18R5) program under its collaboration with Bayer. There were no payments made for the licensed antibodies nor reimbursements received from GSK during the years ended December 31, 2014, 2013 and 2012.

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

Summary of Collaboration Related Revenue

The Company has recognized the following revenues from its collaboration agreements during the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
GSK:
Recognition of upfront payment	$1,248	$1,971	$1,970
Milestone revenue	11,000	—	14,000

GSK total	12,248	1,971	15,970

Bayer:
Recognition of upfront payments	9,756	9,756	8,689
Milestone revenue	2,000	25,000	—

Bayer total	11,756	34,756	8,689

Celgene:
Recognition of upfront payment	13,055	1,052	—
Milestone revenue	2,500	—	—

Celgene total	15,555	1,052	—

Total collaboration related revenue	$39,559	$37,779	$24,659

GSK Strategic Alliance

On December 7, 2007, the Company entered into a Collaboration and Option Agreement with GSK. The agreement was formed to discover, develop and market novel antibody therapeutics to target cancer stem cells (“CSCs”). The agreement gives GSK the option to obtain an exclusive license for product candidates targeting the Notch signaling pathway.

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

In July 2011, the Company amended the terms of its development agreement with GSK to focus the collaboration entirely on the development of two product candidates, tarextumab (anti-Notch 2/3, OMP-59R5)

and brontictuzumab (anti-Notch1, OMP-52M51). The Company will receive additional funding from GSK to support certain of its development activities conducted in relation to one of these product candidates, up to a maximum of $2.0 million. There is no further obligation for the Company to continue to progress or fund development once specified Phase II clinical trials are completed for each of the two product candidates. Following exercise of its option for a product candidate, GSK will have an exclusive license to progress further clinical development and commercialization of such product candidate, and will assume full financial responsibility for funding such activities. After exercising its option, GSK will be obligated to make payments to the Company in the form of contingent consideration related to further development and commercialization of such product candidate, as well as royalties on product sales.

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

In July 2012, the Company and GSK entered into the Second Amendment Regarding Payment of Certain Milestone Payments for the tarextumab program. This amendment modified one of the development milestones for advancing the tarextumab program. The restructuring of the milestone payment did not alter the aggregate amount of development milestone payments or the aggregate amount of contingent consideration payments that the Company is eligible to receive in its collaboration with GSK. The Company received a $3.0 million payment upon the initiation of the Phase Ib portion of the tarextumab program in October 2012, which was not considered to be the achievement of a substantive milestone for accounting purposes. Rather it is an advance payment on a future substantive milestone. Accordingly, the $3.0 million was recorded as deferred revenue to be recognized upon the achievement of the underlying substantive milestone. This modification was not material to the collaboration taken as a whole.

During the year ended December 31, 2012, the Company recognized a $5.0 million proof-of-principle development milestone for the tarextumab program, a $5.0 million development milestone for the IND acceptance for its brontictuzumab program and a $4.0 million development milestone for the first patient enrollment for its brontictuzumab clinical trial.

In June 2013, the Company received an $8.0 million advance payment from GSK pursuant to the terms of its tarextumab program. The $8.0 million was recorded as deferred revenue to be recognized as collaboration revenue upon the achievement of the underlying substantive milestone.

In July 2014 the Company began dosing patients in the randomized, placebo-controlled Phase II portion of its clinical trial of tarextumab in pancreatic cancer. As a result, payments of $8.0 million and $3.0 million previously recorded as deferred revenue were recognized as collaboration revenue upon the achievement of this underlying substantive milestone.

As of December 31, 2014, the Company was eligible to receive in its collaboration with GSK up to $81.0 million in future development milestone payments prior to the completion of certain Phase II POC clinical trials. These remaining potential development milestones include up to $5.0 million for the advancement into specified clinical testing related to the brontictuzumab program, up to $16.0 million for the start of certain Phase II clinical trials, including a $5.0 million bonus payment, and up to $60.0 million if GSK exercises its options for the two programs, including a $10.0 million bonus payment. GSK has the option to license the brontictuzumab program as early as the end of Phase Ia or both programs at Phase II POC, and will be responsible for all further development and commercialization following such option exercise. If GSK successfully develops and commercializes both candidates for more than one indication, the Company could receive contingent consideration payments of up to $309.0 million for the achievement of regulatory events and up to $280.0 million upon the achievement of certain levels of worldwide net sales, for a total of $670.0 million of potential future payments. In addition, the Company can earn royalty payments on all future collaboration product sales, if any. As all contingent consideration payments are based solely on the performance of GSK, the milestone method of accounting will not be applied to such amounts.

As of December 31, 2013, GSK was no longer considered a related party. Previously, GSK was deemed a related party by ownership of more than 10% of the voting common stock of the Company. Accordingly, related party transactions were reported as collaboration revenue—related party in the Company’s statement of operations for the year ended December 31, 2012.

Bayer Strategic Alliance

On June 15, 2010, the Company entered into a Collaboration and Option Agreement with Bayer. The agreement sets forth an alliance to discover, develop and market novel antibody, protein and small molecule therapeutics targeting CSCs. Specifically, the alliance efforts are directed toward therapeutics affecting targets within the Wnt signaling pathway.

Under the terms of the agreement, Bayer has an exclusive option to license biologic therapeutic product candidates discovered and developed by the Company over a biologics research term that will extend until the later of five years after the effective date of the agreement or the occurrence of certain specified events. In addition, the Company will assist Bayer with its advancement of a specified number of small molecule candidates discovered and developed at Bayer to certain development stages. The Company estimates its period of performance to be approximately five years. The Company is obligated to use commercially reasonable efforts to advance three biologics through to a specified stage of research and two biologics to a specified early clinical development stage.

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

In April 2011, the Company entered into a clinical manufacturing agreement which expanded its alliance with Bayer. Pursuant to this agreement, Bayer HealthCare LLC agreed to manufacture ipafricept (Fzd8-Fc, OMP-54F28) at its Berkeley, California site to support the Company’s clinical development activities.

In August 2012, the Company and Bayer entered into Amendment 1 to the Collaboration and Option Agreement. This amendment modified the timing of payments under the Company’s ipafricept program and another biologic therapeutic product program under the agreement. The modification did not alter the aggregate amount of development milestone payments or the aggregate amount of contingent consideration payments the Company is eligible to receive in its collaboration with Bayer. This modification was not material to the collaboration taken as a whole.

During the year ended December 31, 2012, the Company received a $5.0 million payment related to the ipafricept program. As the payment was not deemed to be for a substantive milestone under Amendment 1, the Company is recognizing the $5.0 million payment over the remaining estimated period of performance under the agreement.

In August 2013, the Company and Bayer entered into Amendment 2 to the Collaboration and Option Agreement. The amendment confirms the achievement of a development milestone of $10.0 million for dose escalation of vantictumab (anti-Fzd7, OMP-18R5) in Phase Ia as well as agreement on the Phase Ib trial design. In addition, the amendment excludes a target that is not being developed under the collaboration. This amendment was not considered a material modification for accounting or reporting purposes. In October 2013, the Company achieved a $15.0 million development milestone related to Phase I dose escalation in its Fzd8-Fc program under its agreement with Bayer. The two milestones totaling $25.0 million were determined to be substantive and at risk at the inception of the agreement and, as such, were recognized in the period the milestones were achieved.

In September 2014, the Company earned $2.0 million in milestone payments from Bayer as a result of the commencement of preclinical development of a small molecule product candidate. The $2.0 million milestone was determined to be substantive and at risk at the inception of the agreement and, as such, was recognized in the period the milestone was achieved.

As of December 31, 2014, the Company was eligible to receive up to $10.0 million in future development milestone payments in its collaboration with Bayer for the Company’s development of biologic product candidates, prior to the point that Bayer exercises its options. The Company is eligible to receive up to $55.0 million if Bayer exercises its options for biologic product candidates. Bayer will be responsible for all further development and commercialization following the exercise of an option for a product candidate. The Company is eligible to receive up to $22.0 million in development milestone payments for the small molecule candidates. If Bayer successfully develops and commercializes all of the product candidates for more than one indication, the Company could receive contingent consideration payments of up to $185.0 million for the achievement of regulatory events (up to $135.0 million for biologics and $50.0 million for small molecules) and up to $1.0 billion upon the achievement of specified future product sales (up to $862.5 million for biologics and $140.0 million for small molecules). As all contingent consideration is based solely on the performance of Bayer, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the agreement with Bayer.

Celgene Strategic Alliance

In December 2013, the Company entered into a Master Research and Collaboration Agreement (the Agreement) with Celgene pursuant to which the Company and Celgene will collaborate on research and development programs directed to the discovery and development of novel biologic therapeutic programs to target CSCs, and, if Celgene exercises an option to do so, the discovery, development and commercialization of novel small molecule therapeutic programs to target CSCs. Pursuant to the biologic therapeutic programs, the

Company will conduct further development of demcizumab (anti-DLL4, OMP-21M18), anti-DLL4/VEGF bispecific antibodies, biologic therapeutics directed to targets in the RSPO-LGR signaling pathway, including anti-RSPO3 (OMP131R10), and biologic therapeutics directed to targets in an undisclosed pathway. Celgene has options to obtain exclusive licenses to develop further and commercialize biologic therapeutics in specified programs, which may be exercised during time periods specified in the agreement through completion of certain clinical trials, provided that such option exercise occurs within the contractual Option Period of 12 years. The Company at its option may enter into co-commercialization and co-development agreements for five of the six biologic programs. During the Option Period, the Company will provide research and development services and the resultant data to Celgene for analysis in order for Celgene to determine whether or not to exercise its options.

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

Under the terms of the Agreement, the Company received an upfront cash payment of $155.0 million. In addition, Celgene purchased 1,470,588 shares of the Company’s common stock at a price of $15.13 per share, resulting in gross proceeds of $22.2 million. The price paid by Celgene for the common stock represented a premium over the closing price of the Company’s common stock on the date of the Agreement. The Company accounted for the $1.7 million premium as additional consideration under the Agreement and the common stock was recorded at its fair market value of $20.5 million. The Company is also eligible to receive option fees upon

Celgene’s exercise of the option for each biologic therapeutic program. The collaboration also includes milestone payments for achievement of specified development, regulatory and commercial milestones, paid on a per-product and per-program basis. The payments for option exercise, program designation and achievement of development, regulatory and commercial milestones may total up to (1) $791.0 million for products in the demcizumab program, including a $70.0 million payment upon the achievement of certain pre-determined safety criteria in Phase II clinical trials with respect to demcizumab, (2) $505.0 million for products in the anti-DLL4/VEGF bispecific program, (3) up to $442.8 million for each of the four products achieving regulatory approval that are directed to targets in each of the RSPO-LGR signaling pathway and the undisclosed pathway programs for which Celgene exercises its option, and (4) $107.0 million for products in the small molecule therapeutic program.

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

If Celgene does not exercise its option with respect to a biologic therapeutic program within the Option Period, the Company retains worldwide rights to such program(s), except that if Celgene exercises its option to obtain a license for either the demcizumab program or the anti-DLL4/VEGF bispecific program, then for so long as such license is in effect, the Company cannot develop or commercialize products under the other of such two programs. In addition, under certain termination circumstances, the Company would also have worldwide rights to the terminated biologic therapeutic programs.

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

In November 2014, the Company received a designation notice from Celgene relating to the Company’s anti-RSPO3 product candidate, OMP-131R10, which is currently in preclinical testing. This designation triggered a $2.5 million payment due to the Company from Celgene under the Celgene Agreement.

As of December 31, 2014, the Company was eligible to receive in its collaboration with Celgene up to $87.5 million in future development milestones across all programs, prior to the point that Celgene exercises its options. The Company is also eligible to receive up to $240.0 million of contingent consideration if Celgene exercises all its options for the biologic and small molecule therapeutic programs. Celgene will be responsible for all further development and commercialization following the exercise of the options for specified programs. If Celgene successfully develops and commercializes all of the product candidates, the Company could receive additional contingent consideration of up to $2.8 billion for the achievement of regulatory events (up to $2.7 billion for biologics and $95.0 million for small molecules). As all contingent consideration is based solely on the performance of Celgene, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the Agreement.

11. Lonza Sales AG Agreement

In August 2012, the Company entered into a multi-product license agreement and a collaboration agreement with Lonza Sales AG (“Lonza”). These agreements cover the process development and manufacturing of the Company’s biologics portfolio with Lonza. Under the collaboration agreement, Lonza will be the Company’s preferred supplier of process development and manufacturing services for the Company’s bulk drug substances in Lonza’s Slough, United Kingdom facility. The parties also agreed to establish a joint steering committee to oversee, coordinate and expedite the performance of the collaboration agreement, resolve disputes arising between the parties; monitor the progress of the relevant services; and plan and assess needs for future services. Under the multi-product license agreement, the Company receives licenses to utilize Lonza’s glutamine synthetase gene expression system and related technologies for commercial production of the Company’s product candidates. Under this license agreement, the Company paid an upfront payment of $488,000 which was recorded to research and development expense during 2012 and is obligated to pay Lonza certain payments up to up to £1.4 million (approximately $2.3 million) on achievement of specified events for each licensed product, and royalties up to the very low single digits on sales of its licensed products. There has been no further payment made by the Company to Lonza pursuant to either the license agreement or collaboration agreement as of the year ended December 31, 2013 or 2014.

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

2013 Plan

In July 2013, the Company’s Board of Directors and stockholders approved the 2013 Equity Incentive Award Plan (the “2013 Plan”). Under the 2013 Plan, the Company initially reserved 500,000 shares of common stock for issuance as of its effective date of July 17, 2013, plus 90,125 shares which were then available for issuance under the Company’s 2004 Plan. The number of shares reserved for issuance under the 2013 Plan will increase by the number of shares represented by awards outstanding under the 2004 Plan that are forfeited or lapse unexercised and which following July 17, 2013 are not issued under the 2004 Plan. Additionally, on the first day of each calendar year, beginning in 2014 and ending in 2023, the number of shares in the reserve will increase by the least of 1,500,000 shares, 4% of the shares of the Company’s common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year or such smaller number of shares of stock as determined by the Company’s Board of Directors. The 2013 Plan authorizes discretionary grants of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments, deferred stock, deferred stock units, and stock appreciation rights to employees and consultants of the Company, or any of its qualifying affiliates, and to members of the Board of Directors. The exercise price per share subject to each option shall not be less than 100% of the fair value of the common stock on the date of grant. In addition, in the case of incentive stock options granted to a greater than 10% stockholder, such price shall not be less than 110% of the fair value on the date the option is granted. The term of the options shall not be more than 10 years from the grant date, or 5 years from the date an incentive stock option is granted to a greater than 10% stockholder. Stock options granted generally vest over a period of four years from the date of grant, with 25% of the total grant vesting on the first anniversary of the option vesting commencement date and 1/48th of the original grant vesting each month thereafter for stock options granted upon hiring, and with 1/48th of the total grant vesting each month after the option vesting commencement date for any stock options granted after the hiring date.

As of December 31, 2014, a total of 1,768,645 shares of common stock have been authorized under the 2013 Plan, including the additional 1,175,918 shares of common stock that became available for future issuance under the 2013 Plan as of January 1, 2014 as a result of an annual automatic increase provision in the 2013 Plan. As of December 31, 2014, a total of 1,743,484 shares are subject to options outstanding under the 2013 Plan. There are 2,078,526 shares subject to options outstanding under the 2004 Plan as of December 31, 2014, which will become available for issuance under the 2013 Plan to the extent the options are forfeited or lapse unexercised without issuance of such shares under the 2004 Plan. As of January 1, 2015 an additional 1,193,903 shares of our common stock became available for future issuance as a result of the annual increase provision in the 2013 Plan.

Summary of Activity

The following table summarizes activity under 2004 Plan and 2013 Plan during the twelve months ended December 31, 2014, including grants to nonemployees and restricted stock units (“RSUs”) granted:

(In thousands, except per share amounts)	Shares Available for Grant of Options and Awards	Options and Awards Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balances at December 31, 2011	207	2,529	$2.91
Options granted	(129)	129	8.41
Options exercised	—	(76)	2.06

Options forfeited	133	(133)	2.29
Balances at December 31, 2012	211	2,449	3.48
Options authorized	500	—	—
Options granted	(597)	597	15.10
Options exercised	—	(113)	2.19
Options forfeited	3	(3)	6.75

Balances at December 31, 2013	117	2,930	5.90
Options authorized	1,176	0	—
Options granted	(1,027)	1,027	22.50
RSUs granted	(294)	294	—
Options exercised	—	(382)	2.83
Options forfeited	47	(47)	22.28

Balances at December 31, 2014	19	3,822	$10.84	6.29	$46,039

Vested and Expected to vest—December 31, 2014		3,773	$10.72	6.25	$45,904

Vested—December 31, 2014		2,011	$4.66	4.65	$34,392

The intrinsic value of options exercised was $8.9 million, $3.1 million and $490,000 for the years ended December 31, 2014, 2013, and 2012. The intrinsic value of outstanding options was calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock of $21.76 per share, $29.52 per share and $1.50 per share as of December 31, 2014, 2013 and 2012. The weighted-average grant date estimated fair values of options and RSUs granted during the year ended December 31, 2014 were $13.90 per share and $31.03 per share, respectively. RSUs were only granted in 2014. The weighted-average grant date estimated fair value of options was $9.48 per share for the year ended December 31, 2013 and $5.14 per share for the year ended December 31, 2012.

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

At December 31, 2014 and 2013, there were 2,983 shares and 5,088 shares of common stock outstanding, respectively, subject to the Company’s right of repurchase at a price of $4.56 per share. At December 31, 2014 and 2013, the Company recorded $14,000 and $24,000, respectively, as liabilities associated with shares issued with repurchase rights.

Employee Stock Purchase Plan

As of December 31, 2014, a total of 593,979 shares of common stock have been authorized and 528,070 shares of common stock are available for future issuance under the Company’s Employee Stock Purchase Plan (the “ESPP”). This authorized number includes the additional 293,979 shares of common stock that became available for future issuance under the ESPP as of January 1, 2014 as a result of an annual automatic increase provision in the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period.

There were no shares issued during the year ended December 31, 2013 under the ESPP. During the year ended December 31, 2014, the Company issued 65,909 shares under the ESPP. The Company used the following assumptions to estimate the fair value of the ESPP offered for the twelve months ended December 31, 2014: expected term of 0.5 years, weighted-average volatility from 65.7% to 115.4%, risk-free interest rate from 0.05% to 0.08% and expected dividend yield of zero. As of January 1, 2015 an additional 298,475 shares of our common stock became available for future issuance as a result of the annual increase provision in the ESPP.

Restricted Stock Units

In March 2014, the Company awarded 293,980 RSUs under the 2013 Plan. Each vested RSU represents the right to receive one share of common stock. The fair value of the RSU awards was calculated based on the NASDAQ quoted stock price on the date of the grant with the expense being recognized over the vesting period. The RSUs are generally scheduled to vest at the end of three years at March 31, 2017. However, the vesting will be accelerated to 25% of the awarded RSUs upon the payment by Celgene of a designated milestone payment related to Phase II clinical trials of demcizumab (anti-DLL4, OMP-21M18). The stock-based compensation expense for these RSUs is being amortized on the straight-line basis over the three-year vesting period. The Company continues to assess at each reporting date whether achievement of any performance condition is probable and would begin recognizing compensation costs based on the accelerated vesting if and when achievement of the performance condition becomes probable. The Company has recognized the stock-based compensation expense of $2.3 million related to these RSUs for the year ended December 31, 2014.

Stock-Based Compensation

Employee stock-based compensation expense was calculated based on awards expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Research and development	$3,600	$957	$497
General and administrative	2,594	779	339

Total	$6,194	$1,736	$836

As of December 31, 2014, the Company had $15.9 million and $6.8 million of unrecognized compensation expense related to unvested stock options and RSUs, respectively, which are expected to be recognized over an estimated weighted-average period of 3.16 years and 2.25 years, respectively.

The estimated grant date fair value of employee stock options was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Year Ended December 31,
	2014	2013	2012
Weighted-average volatility	66.3%	68.3%	66.9%
Weighted-average expected term (years)	6.2	6.2	6.2
Risk-free interest rate	2.06%	1.82%	1.09%
Expected dividend yield	—	—	—

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

13. Income Taxes

For the year ended December 31, 2014, the Company recorded an income tax benefit of $0.5 million due primarily to the recognition of additional tax attributes that can offset alternative minimum tax as a result of the carryback. For the year ended December 31, 2013, the Company recorded an income tax provision of $1.9 million due primarily to the accelerated recognition of certain upfront payments for tax purposes that could not be fully offset by tax attributes. For the year ended December 31, 2012, the Company did not record an income tax provision on pre-tax income because we incurred taxable losses for both state and federal income tax purposes.

Income (loss) before income taxes for the years ended December 31, 2014, 2013 and 2012 was from the United States.

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current
Federal	$(10,841)	$12,275	$—
State	1	1	—

Total	(10,840)	12,276	—

Deferred
Federal	10,331	(10,331)	—
State	—	—	—

Total	10,331	(10,331)	—

Income tax provision (benefit)	$(509)	$1,944	$—

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Tax at statutory federal rate	35%	35%	34%
State tax—net of federal benefit	—	—	—
Research and development credit	12%	6%	—
Change in valuation allowance	(45%)	(54%)	(34%)
Federal tax rate differential	—	6%	—
Other	(1%)	(1%)	—

Income tax (provision) benefit	1%	(8%)	—%

Net deferred tax assets as of December 31, 2014 and 2013 consist of the following (in thousands):

	Year Ended December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$28,414	$16,678
Accruals	911	853
Research and development credits	19,249	4,694
Deferred revenue	52,054	64,270
Other	2,378	929

Gross deferred tax assets	103,006	87,424
Deferred tax liability	(143)	—
Valuation allowance	(102,863)	(77,093)

Net deferred tax assets	$—	$10,331

The valuation allowance increased by $25.8 million and $11.4 million for the year ended December 31, 2014 and 2013, respectively. ASC Topic 740 requires that the tax benefit of deductible temporary differences or carryforwards be recorded as a deferred tax asset to the extent that management assesses the realization is “more likely than not.” Future realization of the tax benefit ultimately depends on the existence of sufficient taxable income within the carryback or carryforward period available under the tax law. At December 31, 2013 the Company had concluded that it was more likely than not that $10.3 million deferred tax assets at the year ended December 31, 2013 would be realizable as a result of carryback potential. At December 31, 2014, the Company has reclassified the carryback potential from deferred tax assets to tax receivable expected to be claimed as result of the carryback. At December 31, 2014, the Company has set up valuation allowances against all federal and state deferred tax assets because based on all available evidence, these deferred tax assets are not more likely than not to be realizable.

At December 31, 2014, the Company had federal and state net operating loss carryforwards aggregating approximately $69.0 million and $116.5 million, respectively. These federal and California net operating loss carryforwards will begin to expire in 2023 and 2017, respectively, if not utilized. At December 31, 2014, the Company also had federal and California research and development credit carryforwards aggregating approximately $13.1 million and $12.0 million, respectively. The federal credits will expire in 2024, if not utilized. California research and development credits have no expiration date.

Utilization of the net operating loss and tax credits carryforwards may be limited by “ownership change” rules, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. This annual limitation may result in the expiration of the net operating losses and credits before utilization. The Company has performed an analysis to determine whether an “ownership change” has occurred from inception to December 31, 2014. Based on this analysis, management has determined that $0.7 million in federal and $0.7 million in California net operating losses generated during that period will expire without being used.

On January 1, 2009, the Company adopted the Financial Accounting Standards Board Interpretation No. 48 (ASC 740-10), “Accounting for Uncertainties in Income Taxes” (formerly known as FIN 48). ASC 740 requires the Company to recognize the financial statements effects of a tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination.

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	December 31,
	2014	2013	2012
Balance at beginning of year	$4,464	$3,404	$2,996
Increase related to current year tax provision	1,539	708	338
Increase related to prior year tax provision	—	354	70
Decrease related to current year tax provision	—	(2)	—
Decrease related to prior year tax provision	(569)	—	—

Balance at end of year	$5,434	$4,464	$3,404

The unrecognized tax benefits, if recognized and in absence of full valuation allowance, would impact the income tax provision by $4.6 million and $3.7 million as of December 31, 2014 and 2013, respectively.

The Company has elected to include interest and penalties as a component of tax expense. The Company accrued approximately $37,000 of interest and penalties during 2014. As of December 31, 2013 and 2014, the Company had recognized a liability for interest and penalties of approximately $0 and $37,000, respectively.

The Company files federal and state income tax returns in the U.S. Tax years from 2004 forward remain open to examination due to the carryover of net operating losses and other tax attributes.

14. Net Loss per Common Share

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2014	2013	2012
Convertible preferred stock	0	—	21,180,280
Options to purchase common stock	3,528,032	2,930,381	2,449,441
RSUs	293,980	—	—
Warrants to purchase convertible preferred stock	0	—	47,859

	3,822,012	2,930,381	23,677,580

15. Selected Quarterly Financial Data (Unaudited)

Selected quarterly results from operations for the years ended December 31, 2014 and 2013 are as follows (in thousands, except per share amounts):

	2014 Quarter End
	March 31	June 30	September 30	December 31
Total revenue	$6,015	$6,015	$19,015	$8,514
Operating expenses	19,922	21,607	24,515	24,139
Net loss	(13,871)	(15,597)	(5,486)	(15,056)
Basic and diluted net loss per common share	(0.47)	(0.53)	(0.18)	(0.50)

	2013 Quarter End
	March 31	June 30	September 30	December 31
Total revenue	$2,932	$2,932	$12,932	$18,983
Operating expenses	(11,561)	(12,427)	(16,301)	(21,389)
Net loss	(8,598)	(9,644)	(3,486)	(4,343)
Basic and diluted net loss per common share	(7.92)	(8.83)	(0.15)	(0.15)

16. Subsequent Events

On January 15, 2015 the Company announced the enrollment of the first biomarker-selected patient in its brontictuzumab (anti-Notch1, OMP-52M51) Phase Ia solid tumor clinical trial. The advancement to the predictive biomarker expansion stage triggered a $5.0 million milestone from OncoMed’s partner, GlaxoSmithKline (GSK).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of our internal controls over financial reporting utilizing the principles of the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2015 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2014, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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
Paul J. Hastings
Chairman and Chief Executive Officer

Date: March 12, 2015

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Paul J. Hastings and Sunil Patel, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul J. Hastings Paul J. Hastings	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 12, 2015

/s/ Sunil Patel Sunil Patel	Chief Financial Officer, Senior Vice President, Corporate Development and Finance (Principal Financial and Accounting Officer)	March 12, 2015

/s/ Jack W. Lasersohn Jack W. Lasersohn, J.D.	Lead Director	March 12, 2015

/s/ Terry Gould Elisha P. (“Terry”) Gould III	Director	March 12, 2015

/s/ Laurence Lasky Laurence Lasky, Ph.D.	Director	March 12, 2015

/s/ Deepa R. Pakianathan Deepa R. Pakianathan, Ph.D.	Director	March 12, 2015

/s/ Denise Pollard-Knight Denise Pollard-Knight, Ph.D.	Director	March 12, 2015

/s/ Jonathan D. Root Jonathan D. Root, M.D.	Director	March 12, 2015

/s/ Michael S. Wyzga Michael S. Wyzga	Director	March 12, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Date	Number

1.1	Form of Underwriting Agreement	S-1/A	07/08/2013	1.1

3.1	Amended and Restated Certificate of Incorporation	8-K	07/28/2013	3.1

3.2	Amended and Restated Bylaws	8-K	07/28/2013	3.2

4.1	Form of Common Stock Certificate	S-1/A	07/03/2013	4.1

4.2(A)	Amended and Restated Investor Rights Agreement, dated October 7, 2008, by and among the registrant and certain stockholders	S-1	05/11/2012	4.4	(A)

4.2(B)	Amendment and Consent, dated September 16, 2010, by and among the registrant and certain stockholders	S-1	05/11/2012	4.4	(A)

4.3	Registration Rights Agreement, dated as of December 2, 2013, by and between the registrant and Celgene Corporation	8-K	12/03/2013	4.1

10.1(A)†	Research and Development Collaboration, Option and License Agreement, dated December 7, 2007, by and between the registrant and SmithKline Beecham Corporation	S-1/A	07/05/2012	10.1	(A)

10.1(B)†	Amendment No. 1 to the Research and Development Collaboration, Option and License Agreement, dated July 28, 2011, by and between the registrant and GlaxoSmithKline LLC	S-1/A	07/05/2012	10.1	(B)

10.1(C)†	Second Amendment regarding Payment of Certain Milestone Payments for the Anti-Notch 2/3 Program (OMP-59R5), dated July 27, 2012, by and between the registrant and GlaxoSmithKline LLC	S-1/A	10/25/2012	10.1	(C)

10.2(A)†	Collaboration and Option Agreement, dated June 15, 2010, by and between the registrant and Bayer Schering Pharma AG	S-1/A	07/05/2012	10.2

10.2(B)†	Amendment 1 to the Collaboration and Option Agreement, dated August 1, 2012, by and between the registrant and Bayer Schering Pharma AG	S-1/A	10/25/2012	10.2	(B)

10.2(C)†	Amendment 2 to the Collaboration and Option Agreement, dated August 27, 2013, by and between the registrant and Bayer Schering Pharma AG.	10-Q	11/13/2013	10.9

10.3(A)†	Subscription and License Agreement, dated June 1, 2006, by and between the registrant and MorphoSys AG	S-1/A	07/05/2012	10.3	(A)

10.3(B)†	Commercial License Requests under the Subscription and License Agreement, dated April 28, 2008 and May 6, 2008, by and between the registrant and MorphoSys AG	S-1	05/11/2012	10.3	(B)

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Date	Number

10.3(C)*	Extended Research License under the Subscription and License Agreement, dated September 30, 2014, by and between the registrant and MorphoSys AG					X

10.4(A)†	License Agreement, dated January 5, 2001, by and between the registrant (as successor in interest to Cancer Stem Cell Genomics, Inc.) and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(A)

10.4(B)†	Amendment Number 1 to License Agreement, dated July 21, 2004, by and between the registrant (as successor in interest to Cancer Stem Cell Genomics, Inc.) and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(B)

10.4(C)†	Amendment Number 2 to License Agreement, dated August 13, 2004, by and between the registrant and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(C)

10.4(D)	Amendment No. 3 to License Agreement, dated March 31, 2005, by and between the registrant and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(D)

10.4(E)	Amendment No. 4 to License Agreement, dated December 12, 2005, by and between the registrant and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(E)

10.4(F)†	Amendment No. 5 to License Agreement, dated March 12, 2007, by and between the registrant and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(F)

10.4(G)	Amendment No. 6 to License Agreement, dated October 6, 2008, by and between the registrant and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(G)

10.4(H)	Letter, dated September 4, 2008, from the University of Michigan to the registrant regarding the License Agreement	S-1	05/11/2012	10.4	(H)

10.4(I)†	Memorandum of Understanding, dated May 8, 2009, by and between the registrant and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(I)

10.5(A)	Lease, dated May 30, 2006, by and between the registrant and Slough Redwood City, LLC	S-1	05/11/2012	10.5	(A)

10.5(B)	First Amendment to Lease, dated November , 2006, by and between the registrant and Slough Redwood City, LLC	S-1	05/11/2012	10.5	(B)

10.5(C)	Second Amendment to Office Lease, dated December 22, 2010, by and between the registrant and HCP LS Redwood City, LLC	S-1	05/11/2012	10.5	(C)

10.6(A)#	2004 Stock Incentive Plan, as amended	S-1	05/11/2012	10.6	(A)

10.6(B)#	Form of Stock Option Agreement under 2004 Stock Incentive Plan	S-1	05/11/2012	10.6	(B)

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Date	Number

10.7(A)#	2013 Equity Incentive Award Plan	S-1/A	07/08/2013	10.7

10.7(B)#	Form of Stock Option Agreement under 2013 Equity Incentive Award Plan	S-1/A	07/03/2013	10.7	(B)

10.7(C)#	Form of Restricted Stock Unit Award Agreement under the OncoMed Pharmaceuticals, Inc. 2013 Equity Incentive Award Plan	S-8	03/28/2014	10.3

10.8#	Employee Stock Purchase Plan	S-1/A	07/03/2013	10.8

10.9#	Offer Letter, dated November 12, 2005, by and between the registrant and Paul Hastings	S-1	05/11/2012	10.9

10.9(B)#	Amendment to Employment Agreement, dated July 2, 2013, by and between the registrant and Paul Hastings	S-1/A	07/03/2013	10.9	(B)

10.10#	Offer Letter, dated May 27, 2004, by and between the registrant (as successor in interest to Cancer Stem Cell Genomics, Inc.) and John A. Lewicki	S-1	05/11/2012	10.10

10.11#	Offer Letter, dated October 15, 2007, by and between the registrant and William D. Waddill	S-1	05/11/2012	10.11

10.12#	Offer Letter, dated June 18, 2009, by and between the registrant and Sunil Patel	S-1	05/11/2012	10.12

10.13#	Offer Letter, dated July 14, 2005, by and between the registrant and Tim Hoey	S-1	05/11/2012	10.13

10.14#	Offer Letter, dated September 27, 2004, by and between the registrant and Austin Gurney	S-1	05/11/2012	10.14

10.15#	Form of Indemnity Agreement for directors and officers	S-1/A	07/03/2012	10.16

10.16#	Form of Change in Control and Severance Agreement for officers	S-1	05/11/2012	10.17

10.17#	Offer Letter, dated July 28, 2011, by and between the registrant and Jakob Dupont	S-1/A	06/15/2012	10.18

10.18#	Offer Letter, dated April 24, 2008, by and between the registrant and Alicia J. Hager	S-1/A	06/15/2012	10.19

10.19†	Collaboration Agreement, dated August 22, 2012, by and between the registrant and Lonza Sales AG	S-1/A	10/25/2012	10.20

10.20(A)†	Multi-Product License Agreement, dated August 22, 2012, by and between the registrant and Lonza Sales AG	S-1/A	10/25/2012	10.21

10.20(B)*	Amendment No. 1 to the Multi-Product License Agreement, dated January 22, 2014, by and between the registrant and Lonza Sales AG					X

10.21	Non-Employee Director Compensation Policy, adopted August 28, 2013, as amended October 14, 2013 and February 28, 2014	10-K	03/18/2014	10.22

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

10.22†	Master Research and Collaboration Agreement, by and between the registrant and Celgene Corporation	10-K	03/18/2014	10.23

10.23	Securities Purchase Agreement, dated as of December 2, 2013, by and between the registrant and Celgene Corporation	8-K	12/03/2013	10.1

23.1	Consent of independent registered public accounting firm				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the Securities and Exchange Commission.
**	The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of OncoMed Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.