Form 10-Q
period 2015-06-30
OncoMed Pharmaceuticals Inc
filed 2015-08-10
CIK 1302573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 4, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 30,061,941.

ONCOMED PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OncoMed Pharmaceuticals, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$36,255	$28,138
Short-term investments	163,973	203,828
Receivables–related parties	9	21
Tax receivable	—	7,102
Prepaid and other current assets	1,162	1,721

Total current assets	201,399	240,810
Property and equipment, net	5,349	5,104
Other assets	2,333	1,928

Total assets	$209,081	$247,842

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,143	$4,428
Accrued liabilities	13,955	14,683
Current portion of deferred revenue	16,525	18,747
Current portion of deferred rent	708	678
Liability for shares issued with repurchase rights	9	10

Total current liabilities	37,340	38,546
Deferred revenue, less current portion	122,972	130,123
Deferred rent, less current portion	2,101	2,468
Non-current income tax payable	357	334
Liability for shares issued with repurchase rights, less current portion	—	4

Total liabilities	162,770	171,475

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2015 and December 31, 2014; no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized at June 30, 2015 and December 31, 2014; 30,054,966 shares and 29,847,577 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	30	30
Additional paid-in capital	306,762	300,790
Accumulated other comprehensive income (loss)	104	(17)
Accumulated deficit	(260,585)	(224,436)

Total stockholders’ equity	46,311	76,367

Total liabilities and stockholders’ equity	$209,081	$247,842

See accompanying notes.

OncoMed Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Collaboration revenue:	$4,687	$6,015	$14,374	$12,030
Operating expenses:
Research and development	22,045	18,167	41,478	34,876
General and administrative	4,277	3,440	9,071	6,653

Total operating expenses	26,322	21,607	50,549	41,529

Loss from operations	(21,635)	(15,592)	(36,175)	(29,499)
Interest and other income, net	27	6	49	44

Loss before provision for income taxes	(21,608)	(15,586)	(36,126)	(29,455)
Provision for income taxes	12	11	23	13

Net loss	$(21,620)	$(15,597)	$(36,149)	$(29,468)

Net loss per common share, basic and diluted	$(0.72)	$(0.53)	$(1.21)	$(1.00)

Shares used to compute net loss per common share, basic and diluted	30,022,318	29,601,010	29,965,628	29,522,556

See accompanying notes.

OncoMed Pharmaceuticals, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(21,620)	$(15,597)	$(36,149)	$(29,468)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	29	18	121	(25)

Total comprehensive loss	$(21,591)	$(15,579)	$(36,028)	$(29,493)

See accompanying notes.

OncoMed Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(36,149)	$(29,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	790	685
Gain on disposal of equipment	—	(63)
Stock-based compensation	4,804	2,197
Amortization of discount on short-term investments	(44)	(29)
Changes in operating assets and liabilities:
Receivables–related parties	12	—
Tax receivable	7,102	—
Prepaid and other current assets	559	(305)
Other assets	(273)	367
Accounts payable	1,708	(2,660)
Accrued liabilities and other	(829)	2,202
Deferred revenue	(9,374)	(12,030)
Deferred rent	(337)	(310)
Income tax payable	—	(10,758)

Net cash used in operating activities	(32,031)	(50,172)

Investing activities
Purchases of property and equipment	(1,035)	(1,147)
Purchases of short-term investments	(29,979)	(282,975)
Maturities of short-term investments	70,000	147,271

Net cash provided by (used in) investing activities	38,986	(136,851)

Financing activities
Proceeds from issuance of common stock related to the exercise of options and employee stock plan purchases	1,162	1,471

Net cash provided by financing activities	1,162	1,471

Net increase (decrease) in cash and cash equivalents	8,117	(185,552)
Cash and cash equivalents at beginning of period	28,138	208,931

Cash and cash equivalents at end of period	$36,255	$23,379

See accompanying notes.

OncoMed Pharmaceuticals, Inc.

Notes to the Unaudited Interim Condensed Financial Statements

1. Organization

OncoMed Pharmaceuticals, Inc. (“OncoMed” or the “Company”) is a clinical development-stage biotechnology company focused on discovering and developing first-in-class anti-cancer stem cell (CSC) and immuno-oncology therapeutics. The Company was originally incorporated in July 2004 in Delaware. The Company’s operations are based in Redwood City, California, and the Company operates in one segment.

The Company has seven anti-CSC product candidates in clinical development and several preclinical programs targeting cancer stem cell pathways or novel immuno-oncology targets. The first product candidate currently in clinical development, demcizumab (anti-DLL4, OMP-21M18), is in two Phase II randomized trials in non-small cell lung cancer (with carboplatin and pemetrexed) and pancreatic cancer (with gemcitabine and Abraxane®). The second product candidate, tarextumab (anti-Notch2/3, OMP-59R5), is currently in the Phase II portion of a Phase Ib/II trial in pancreatic cancer (with gemcitabine and Abraxane®) and also in the Phase II portion of a Phase Ib/II trial in small cell lung cancer (with etoposide and platinum chemotherapy). The Company’s third product candidate, vantictumab (anti-Fzd7, OMP-18R5), is currently in three separate Phase Ib combination trials, one trial each in patients with breast cancer (with paclitaxel), pancreatic cancer (with gemcitabine and Abraxane®) and non-small cell lung cancer (with docetaxel). The fourth product candidate, ipafricept (Fzd8-Fc, OMP-54F28), is in three separate Phase Ib combination trials, one trial each in patients with ovarian cancer (with carboplatin and paclitaxel), pancreatic cancer (with gemcitabine and Abraxane®) and hepatocellular carcinoma (with sorafenib). The Company’s fifth product candidate, brontictuzumab (anti-Notch1, OMP-52M51), is in two single-agent Phase Ia safety and dose escalation trials in hematologic and solid tumor malignancies. The sixth product candidate, anti-DLL4/VEGF bispecific (OMP-305B83), is currently in a single-agent Phase Ia trial in advanced solid tumor patients. The seventh product candidate is anti-RSPO3 (OMP-131R10). In July 2015, the Company announced the dosing of the first patient in the anti-RSPO3 Phase Ia/Ib clinical trial, which is initially enrolling patients with advanced refractory solid tumors.

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

Payments that are contingent upon achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved. Milestones are defined as an event that can only be achieved based on the Company’s performance and there is substantive uncertainty about whether the event will be achieved at the inception of the arrangement. Events that are contingent only on the passage of time or only on counterparty performance are not considered milestones. Further, the amounts received must relate solely to prior performance, be reasonable relative to all of the deliverables and payment terms within the agreement and commensurate with the Company’s performance to achieve the milestone after commencement of the agreement. Other contingent payments received for which payment is contingent solely on the results of a collaborative partner’s performance (e.g. bonus payments) are not accounted for using the milestone method. As all contingent consideration payments are based solely on the performance of the collaborative partner, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the agreement with the partner.

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

Customer Concentration

Customers whose collaboration revenue accounted for 10% or more of total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
GlaxoSmithKline LLC (“GSK”)	*	*	39%	*
Bayer Pharma AG (“Bayer”)	24%	41%	16%	41%
Celgene Corporation (“Celgene”)	70%	54%	45%	54%

*	less than 10%

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

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct incremental legal and accounting fees related to the Company’s Registration Statement on Form S-3 filed in June 2015 (the “Shelf Registration Statement”), are capitalized. The deferred offering costs will be offset against the proceeds from any issuances and sales of the Company’s securities pursuant to the Shelf Registration Statement, including the at-the-market program. Under the Company’s at-the-market program pursuant to the Shelf Registration Statement, sales of our common stock, if any, would be made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, in negotiated transactions at prevailing market prices. In the event that the offering is not consummated, deferred offering costs will be expensed. As of June 30, 2015, the Company capitalized $0.3 million of deferred offering costs in other long-term assets on the balance sheet.

Newly Adopted and Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606)—Revenue from Contracts with Customers (“ASU 2014-09”). This ASU affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605, and most industry specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Entities electing the full retrospective adoption will apply the standard to each period presented in the financial statements. This means that entities will have to apply the new guidance as if it had been in effect since the inception of all its contracts with customers presented in the financial statements. Entities that elect the modified retrospective approach will apply the guidance retrospectively only to the most current period presented in the financial statements. This means that entities will have to recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings at the date of initial application.

In July 2015, the FASB decided to defer by one year the effective date of its new revenue standard for public and nonpublic entities reporting under US GAAP after discussing feedback it received on its exposure draft proposing the deferral. As a result, the standard would be effective for the Company for annual periods beginning after December 15, 2017. Early adoption would be permitted for annual periods beginning after December 15, 2016 and interim periods therein. The Company is currently evaluating the impact of adoption of this accounting standards update on its financial statements.

3. Cash Equivalents and Investments

The fair value of securities, not including cash at June 30, 2015 and December 31, 2014, were as follows (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$8,482	$—	$—	$8,482
U.S. treasury bills	163,869	106	(2)	163,973

Total available-for-sale securities	$172,351	$106	$(2)	$172,455

Classified as:
Cash equivalents				$8,482
Short-term investments				163,973

Total cash equivalents and investments				$172,455

As of June 30, 2015, the Company had a total of $200.2 million in cash, cash equivalents, and short-term investments, which includes $27.7 million in cash and $172.5 million in cash equivalents and short-term investments.

	December 31, 2014
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$8,460	$—	$—	$8,460
U.S. treasury bills	203,845	37	(54)	203,828

Total available-for-sale securities	$212,305	$37	$(54)	$212,288

Classified as:
Cash equivalents				$8,460
Short-term investments				203,828

Total cash equivalents and investments				$212,288

As of December 31, 2014, the Company had a total of $232.0 million in cash, cash equivalents, and short-term investments, which includes $19.7 million in cash and $212.3 million in cash equivalents and short-term investments.

All available-for-sale securities held as of June 30, 2015 and December 31, 2014 had contractual maturities of less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$8,482	$—	$—	$8,482
U.S. treasury bills	—	163,973	—	$163,973

Total	$8,482	$163,973	$—	$172,455

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$8,460	$—	$—	$8,460
U.S. treasury bills	—	203,828	—	203,828

Total	$8,460	$203,828	$—	$212,288

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

5. Collaborations

Summary of Collaboration Related Revenue

The Company has recognized the following revenues from its collaboration agreements during the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
GSK:
Recognition of upfront payments	$312	$312	$624	$624
Milestone revenue	—	—	5,000	—

GSK total	312	312	5,624	624

Bayer:
Recognition of upfront payments	1,111	2,439	2,222	4,878

Bayer total	1,111	2,439	2,222	4,878

Celgene:
Recognition of upfront payments	3,264	3,264	6,528	6,528

Celgene total	3,264	3,264	6,528	6,528

Total collaboration related revenue	$4,687	$6,015	$14,374	$12,030

GSK Strategic Alliance

In January 2015 the Company enrolled the first biomarker-selected patient in the expansion stage of the brontictuzumab (anti-Notch1, OMP-52M51) Phase Ia trial in solid tumors. The advancement to the predictive biomarker expansion stage triggered a $5.0 million substantive milestone payment from GSK, which the Company has recognized as collaboration revenue during the six months ended June 30, 2015.

As of June 30, 2015, the Company was eligible to receive in its collaboration with GSK up to $76.0 million in future development milestone payments prior to the completion of certain Phase II proof-of-concept (“POC”) clinical trials. These remaining potential development milestones include up to $16.0 million for the start of certain Phase II clinical trials, including a $5.0 million bonus payment, and up to $60.0 million if GSK exercises its options for the two programs, including a $10.0 million bonus payment. GSK has the option to license the brontictuzumab program as early as the end of Phase Ia or both programs at Phase II POC, and will be responsible for all further development and commercialization following such option exercise. If GSK successfully develops and commercializes both candidates for more than one indication, the Company could receive contingent consideration payments of up to $309.0 million for the achievement of regulatory events and up to $280.0 million upon the achievement of certain levels of worldwide net sales, for a total of $665.0 million of potential future payments. In addition, the Company can earn royalty payments on all future collaboration product sales, if any. As all contingent consideration payments are based solely on the performance of GSK, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the agreement with GSK.

Bayer Strategic Alliance

As of June 30, 2015, the Company was eligible to receive up to $10.0 million in future development milestone payments in its collaboration with Bayer for the Company’s development of biologic product candidates, prior to the point that Bayer exercises its options. The Company is eligible to receive up to $55.0 million if Bayer exercises its options for biologic product candidates. Bayer will be responsible for all further development and commercialization following the exercise of an option for a product candidate. The Company is eligible to receive up to $22.0 million in development milestone payments for the small molecule candidates. If Bayer successfully develops and commercializes all of the product candidates for more than one indication, the Company could receive contingent consideration payments of up to $185.0 million for the achievement of regulatory events (up to $135.0 million for biologics and $50.0 million for small molecules) and up to $1.0 billion upon the achievement of specified future product sales (up to $862.5 million for biologics and $140.0 million for small molecules). In addition, the Company can earn royalty payments on all future collaboration product sales, if any. As all contingent consideration is based solely on the performance of Bayer, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the agreement with Bayer.

Celgene Strategic Alliance

As of June 30, 2015, the Company was eligible to receive in its collaboration with Celgene up to $87.5 million in future development milestones across all programs, prior to the point that Celgene exercises its options. The Company is also eligible to receive up to $240.0 million of contingent consideration if Celgene exercises all its options for the biologic and small molecule therapeutic programs. Celgene will be responsible for all further development and commercialization following the exercise of the options for specified programs. If Celgene successfully develops and commercializes all of the product candidates, the Company could receive additional contingent consideration of up to $2.8 billion for the achievement of regulatory events and sales milestones (up to $2.7 billion for biologics and $95.0 million for small molecules). Following Celgene’s exercise of its option for a biologic therapeutic program, the Company will have co-development and co-commercialization rights for five of the six biologic therapeutic programs in the U.S. and will share 50% of all product profits and losses in the U.S. Outside the U.S., Celgene will have exclusive development and commercialization rights for such programs, with the Company eligible to receive milestones and tiered royalties on product sales. With respect to one of the six biologic therapeutic programs, and any of the other biologic therapeutic programs if the Company elects not to co-develop and co-commercialize products arising from such program, Celgene will have exclusive development and commercialization rights worldwide, with the Company eligible to receive milestones and tiered royalties on worldwide product sales. As all contingent consideration is based solely on the performance of Celgene, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the Agreement.

6. Stock Incentive Plans

Equity Incentive Award and Stock Incentive Plans

As of June 30, 2015, a total of 2,981,839 shares of common stock have been authorized under the 2013 Equity Incentive Award Plan (the “2013 Plan”), including the additional 1,193,903 shares of common stock that became available for future issuance under the 2013 Plan as of January 1, 2015 as a result of an annual automatic increase provision in the 2013 Plan. As of June 30, 2015, a total of 1,590,627 shares are subject to options outstanding under the 2013 Plan. There are 1,899,557 shares subject to options outstanding under the 2004 Stock Incentive Plan (the “2004 Plan”) as of June 30, 2015, which will become available for issuance under the 2013 Plan to the extent the options are forfeited or lapse unexercised without issuance of such shares under the 2004 Plan.

The following table summarizes activity under 2004 Plan and 2013 Plan during the six months ended June 30, 2015, including grants to nonemployees and restricted stock units (“RSUs”) granted:

(In thousands)	Shares Available for Grant of Options and Awards	Options and Awards Outstanding
Balance at December 31, 2014	19	3,822
Additional shares authorized	1,194	—
Options granted	(171)	171
Options exercised	—	(163)
Options forfeited	46	(46)
RSUs forfeited	5	(5)

Balance at June 30, 2015	1,093	3,779

The weighted-average grant date estimated fair value of options granted during the six months ended June 30, 2015 was $15.15 per share.

Employee Stock Purchase Plan

As of June 30, 2015, a total of 892,454 shares of common stock have been authorized and 783,121 shares of common stock are available for future issuance under the Company’s Employee Stock Purchase Plan (the “ESPP”). This authorized number includes the additional 298,475 shares of common stock that became available for future issuance under the ESPP as of January 1, 2015 as a result of an annual automatic increase provision in the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period.

During the six months ended June 30, 2015, the Company issued 43,424 shares under the ESPP. The Company used the following assumptions to estimate the fair value of the ESPP offered during the six months ended June 30, 2015: expected term of 0.5 years, weighted-average volatility from 51.1% to 72.5%, risk-free interest rate from 0.05% to 0.08% and expected dividend yield of zero.

Restricted Stock Units

In March 2014, the Company awarded 293,980 RSUs under the 2013 Plan. Each vested RSU represents the right to receive one share of common stock. The fair value of the RSU awards was calculated based on the NASDAQ quoted stock price on the date of the grant with the expense being recognized over the vesting period. The RSUs are generally scheduled to vest at the end of three years at March 31, 2017. However, the vesting will be accelerated to 25% of the awarded RSUs upon the payment by Celgene of a designated milestone payment related to Phase II clinical trials of demcizumab (anti-DLL4, OMP-21M18). The stock-based compensation expense for these RSUs is being amortized on the straight-line basis over the three-year vesting period. The Company continues to assess at each reporting date whether achievement of any performance condition is probable and would begin recognizing compensation costs based on the accelerated vesting if and when achievement of the performance condition becomes probable. The Company has recognized the stock-based compensation expense of $0.7 million and $1.4 million related to these RSUs for the three and six months ended June 30, 2015, respectively. There were no RSUs awarded during the six months ended June 30, 2015.

Stock-Based Compensation

Employee stock-based compensation expense was calculated based on awards expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$1,326	$977	$2,650	$1,388
General and administrative	1,091	530	2,154	809

Total	$2,417	$1,507	$4,804	$2,197

As of June 30, 2015, the Company had $15.5 million and $5.2 million of unrecognized compensation expense related to unvested stock options and RSUs, respectively, which are expected to be recognized over an estimated weighted-average period of 2.78 years and 1.75 years, respectively.

The estimated grant date fair value of employee stock options was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-average volatility	63.75%	69.45%	63.88%	69.65%
Weighted-average expected term (years)	6.20	6.20	6.20	6.20
Risk-free interest rate	2.03%	2.22%	2.00%	2.23%
Expected dividend yield	—	—	—	—

7. Income Taxes

During the three and six months ended June 30, 2015, the Company recorded an income tax provision of $12,000 and $23,000, respectively, primarily due to discrete items resulting from interest on prior years’ uncertain tax position. The Company expects to generate a net operating loss for the year ending December 31, 2015. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

8. Net Loss per Common Share

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive:

	As of June 30,
	2015	2014
Options to purchase common stock	3,490,184	2,807,869
RSUs	289,197	293,980

	3,779,381	3,101,849

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed financial statements (unaudited) and related notes included elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements, include, but are not limited to, the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs; our ability to advance product candidates into, and successfully complete, clinical trials; our receipt of future milestone payments and/or royalties, and the expected timing of such payments; our collaborators’ exercise of their license options; the commercialization of our product candidates; the implementation of our business model, strategic plans for our business, product candidates and technology; the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology; estimates of our expenses, future revenues, capital requirements and our needs for additional financing; the timing or likelihood of regulatory filings and approvals; our ability to maintain and establish collaborations or obtain additional government grant funding; our use of proceeds from our initial public offering (“IPO”) our financial performance; and developments relating to our competitors and our industry. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, or those described in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 or in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report on Form 10-Q, the terms “OncoMed,” “Company,” “OncoMed Pharmaceuticals,” “we,” “us” and “our” refer to OncoMed Pharmaceuticals, Inc., a Delaware corporation, unless otherwise noted.

Overview

OncoMed is a clinical development-stage biopharmaceutical company focused on discovering and developing first-in-class anti-cancer stem cell (“CSC”) and immuno-oncology therapeutics. Our approach has been to target cancer stem cells, the sub-population of cells in a tumor responsible for driving tumor growth, metastases and recurrence. Also known as tumor-initiating cells, CSCs are characterized by their ability to divide and produce new cancer stem cells (self-renewal) or to change into the other cells that form the bulk of the tumor (differentiation). Common cancer drugs target bulk tumor cells but have limited impact on CSCs, thereby providing a path for recurrence of the tumor. We utilize our proprietary technologies to identify and validate multiple potential targets critical to CSC self-renewal and differentiation. These targets are in pathways implicated in cancer biology and stem cell biology, including the Notch, Wnt, RSPO-LGR and other fundamental CSC pathways. We have also discovered multiple potential immuno-oncology product candidates that target fundamental biological pathways which enable tumor cells to evade the body’s immune system. The emerging drugs in our pipeline are intended to make tumor cells more visible to immune system attack and/or bolster targeted immune cell activity. We believe our product candidates are quite distinct from current generations of chemotherapies and targeted therapies and have the potential to significantly impact cancer treatment and the clinical outcome of patients with cancer. All of our product candidates were discovered internally in our own research laboratories.

        With the recently announced dosing of the first patient in the anti-RSPO3 (OMP-131R10) Phase Ia/Ib clinical trial, we now have seven anti-CSC product candidates in clinical development. We are also pursuing discovery of additional novel anti-CSC and immuno-oncology product candidates. The first product candidate currently in clinical development, demcizumab (anti-DLL4, OMP-21M18), is in two Phase II randomized trials in non-small cell lung cancer (with carboplatin and pemetrexed) and pancreatic cancer (with gemcitabine and Abraxane®). The second product candidate, tarextumab (anti-Notch2/3, OMP-59R5), is currently in the Phase II portion of a Phase Ib/II trial in pancreatic cancer (with gemcitabine and Abraxane®) and also in the Phase II portion of a Phase Ib/II trial in small cell lung cancer (with etoposide and platinum chemotherapy). Our third product candidate, vantictumab (anti-Fzd7, OMP-18R5), is currently in three separate Phase Ib combination trials, one trial each in patients with breast cancer (with paclitaxel), pancreatic cancer (with gemcitabine and Abraxane®) and non-small cell lung cancer (with docetaxel). The fourth product candidate, ipafricept (Fzd8-Fc, OMP-54F28), is in three separate Phase Ib combination trials, one trial each in patients with ovarian cancer (with carboplatin and paclitaxel), pancreatic cancer (with gemcitabine and Abraxane®) and hepatocellular carcinoma (with sorafenib). Our fifth product candidate, brontictuzumab (anti-Notch1, OMP-52M51), is in two single-agent Phase Ia safety and dose escalation trials in hematologic and solid tumor malignancies. The sixth product candidate, anti-DLL4/VEGF bispecific (OMP-305B83), is currently in a single-agent Phase Ia trial in advanced solid tumor patients. The seventh product candidate is anti-RSPO3 (OMP-131R10). In July 2015, we announced the dosing of the first patient in the anti-RSPO3 Phase Ia/Ib clinical trial, which is initially enrolling patients with advanced refractory solid tumors. Clinical trials for all seven of these product candidates are ongoing, with the intent of gathering additional data required to proceed to later stage clinical trials and product approval.

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

The following table summarizes our revenue for the three and six months ended June 30, 2015 and 2014, which is related to the recognition of upfront payments and milestone payments received under our various collaboration arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
GSK:
Recognition of upfront payments	$312	$312	$624	$624
Milestone revenue	—	—	5,000	—

GSK total	312	312	5,624	624

Bayer:
Recognition of upfront payments	1,111	2,439	2,222	4,878

Bayer total	1,111	2,439	2,222	4,878

Celgene:
Recognition of upfront payments	3,264	3,264	6,528	6,528

Celgene total	3,264	3,264	6,528	6,528

Total collaboration related revenue	$4,687	$6,015	$14,374	$12,030

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2015 and 2014 (in thousands). The internal costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline. The external program costs reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Internal Costs:
Cancer biology, pathology and toxicology	$3,898	$3,567	$7,834	$6,856
Molecular and cellular biology	1,940	1,836	3,967	3,461
Process development and manufacturing	1,341	1,340	2,736	2,661
Product development	2,534	2,049	4,921	3,655

Subtotal internal costs	9,713	8,792	19,458	16,633

External Program Costs:
Manufacturing	2,154	3,287	3,299	6,797
Clinical	8,890	4,674	16,401	8,856
Translational medicine	998	311	1,852	960
Toxicology	290	1,103	468	1,630

Subtotal external program costs	12,332	9,375	22,020	18,243

Total research and development expense	$22,045	$18,167	$41,478	$34,876

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

There have been no significant and material changes in our critical accounting policies during the three and six months ended June 30, 2015, as compared to those disclosed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Dollar Change
(In thousands)	2015	2014
Collaboration revenue	$4,687	$6,015	$(1,328)
Operating expenses:
Research and development	22,045	18,167	3,878
General and administrative	4,277	3,440	837

Total operating expenses	26,322	21,607	4,715

Loss from operations	(21,635)	(15,592)	(6,043)
Interest and other income, net	27	6	21

Loss before provision for income taxes	(21,608)	(15,586)	(6,022)
Provision for income taxes	12	11	1

Net loss	$(21,620)	$(15,597)	$(6,023)

Revenue

Total revenue for the three months ended June 30, 2015 was $4.7 million, a decrease of $1.3 million, or 22%, compared to total revenue of $6.0 million for the three months ended June 30, 2014. Under the Bayer agreement, we recognized $1.1 million in the three months ended June 30, 2015 from the amortization of upfront fees compared to $2.4 million in the three months ended June 30, 2014. The decrease was a result of a revision to the estimated period of performance for the Bayer collaboration. We evaluated the status of its obligations in the first quarter of 2015 and determined that the estimated period to complete our performance of all remaining obligations is December 2015. As a result, the estimated period of performance has been extended by six months from June 2015 to December 2015. Accordingly, we are recognizing the remaining unamortized portion of deferred revenue over the revised estimated period of performance on a prospective basis. The amortization of upfront fees from our partnership with GSK and Celgene remained constant at $0.3 million and $3.3 million, respectively, for the three months ended June 30, 2015 and 2014.

Research and Development

Research and development expenses were $22.0 million for the three months ended June 30, 2015, an increase of $3.8 million, or 21%, compared to research and development expenses of $18.2 million for the three months ended June 30, 2014. The increase was comprised of a $0.9 million increase in our internal program costs and a $2.9 million increase in our external program costs.

The increase in our internal costs of $0.9 million was primarily due to an increase of $0.6 million in personnel costs related to an increase in headcount and also $0.3 million for stock-based compensation, including new stock option grants.

The increase in our external program costs of $2.9 million was primarily due to an increase of $4.2 million in clinical costs resulting from increased clinical Phase II activities under our demcizumab and tarextumab programs. This was offset by a decrease of $1.1 million in manufacturing costs in 2015 primarily related to the production of anti-RSPO3 (OMP-131R10), ipafricept (Fzd8-Fc, OMP-54F28), and anti-DLL4/VEGF bispecific (OMP-305B83) that occurred only in 2014. Costs of non-GLP toxicology studies decreased by $0.8 million, offset by a $0.6 million increase in biomarker expense. We expect that our external program costs will increase in future periods as we continue to advance our pipeline, enroll patients in various programs and initiate new clinical trials.

General and Administrative

General and administrative expenses were $4.3 million for the three months ended June 30, 2015, an increase of $0.8 million, or 24%, compared to general and administrative expenses of $3.4 million for the three months ended June 30, 2014. The increase was primarily due to higher employee related costs of $0.8 million related to stock-based compensation, including new stock option grants, and also an increase in headcount.

Comparison of the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,		Dollar Change
(In thousands)	2015	2014
Collaboration Revenue:	$14,374	$12,030	$2,344
Operating expenses:
Research and development	41,478	34,876	6,602
General and administrative	9,071	6,653	2,418

Total operating expenses	50,549	41,529	9,020

Loss from operations	(36,175)	(29,499)	(6,676)
Interest and other income, net	49	44	5

Loss before provision for income taxes	(36,126)	(29,455)	(6,671)
Provision for income taxes	23	13	10

Net loss	$(36,149)	$(29,468)	$(6,681)

Revenue

Total revenue for the six months ended June 30, 2015 was $14.4 million, an increase of $2.3 million, or 19%, compared to total revenue of $12.0 million for the six months ended June 30, 2014. In the first quarter of 2015, we recognized a $5.0 million development milestone from GSK for dosing the first patient in the Phase I expansion portion of the brontictuzumab (anti-Notch1, OMP-52M51) clinical trial. Offsetting this increase, we recognized $2.2 million in the six months ended June 30, 2015 from the amortization of upfront fees under the Bayer agreement compared to $4.9 million in the six months ended June 30, 2014. The $2.7 million decrease is a result of a revision to the estimated period of performance for the Bayer collaboration. The Company evaluated the status of its obligations in the first quarter of 2015 and determined that the estimated period to complete the Company’s performance of all remaining obligations under the Bayer collaboration is December 2015. As a result, the estimated period of performance has been extended by six months from June 2015 to December 2015. Accordingly, the Company is recognizing the remaining unamortized portion of deferred revenue over the revised estimated period of performance on a prospective basis.

Research and Development

Research and development expenses were $41.5 million for the six months ended June 30, 2015, an increase of $6.6 million, or 19%, compared to research and development expenses of $34.9 million for the six months ended June 30, 2014. The increase was comprised of an $3.8 million increase in our external program costs and a $2.8 million increase in our internal program cost.

The increase in our external program costs of $3.8 million was primarily due to an increase of $7.5 million in clinical costs primarily due to increased clinical Phase II activities under our demcizumab and tarextumab programs, as well as increases in costs related to anti-RSPO3 (OMP-131R10) and anti-DLL4/VEGF bispecific (OMP-305B83). There was also an increase of $0.9 million in biomarker studies. This was offset by a decrease of $3.5 million in manufacturing costs primarily due to production occurring in 2014 for anti-RSPO3, anti-DLL4/VEGF bispecific, tarextumab (anti-Notch 2/3, OMP-59R5), and ipafricept (Fzd8-Fc, OMP-54F28) and a decrease of $1.2 million in the costs of various toxicology studies. We expect that our external program costs may increase in future periods as we continue to enroll patients in various programs and initiate new clinical trials.

The increase in our internal costs of $2.8 million was primarily due to an increase of $2.5 million in personnel costs related to stock-based compensation expense, including new stock option grants, as well as an increase in headcount. An increase of $0.3 million was due to facilities and equipment-related costs.

General and Administrative

General and administrative expenses were $9.1 million for the six months ended June 30, 2015, an increase of $2.4 million, or 36%, compared to general and administrative expenses of $6.7 million for the six months ended June 30, 2014. The increase of $2.4 million was primarily due to an increase of $1.8 million in personnel costs related to stock-based compensation expense, including new stock option grants, as well as an increase in headcount. An increase of $0.4 million was due to higher legal fees.

Liquidity and Capital Resources

As of June 30, 2015, we had cash, cash equivalents, and short term investments totaling $200.2 million. We have received upfront and milestone payments and other collaboration related payments received under the GSK, Bayer and Celgene collaborative arrangements.

In June 2015, we filed a shelf registration statement on Form S-3, which permits: (a) the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and (b) as part of the $250.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co in one or more at-the-market offerings. As of June 30, 2015, we had not sold any securities pursuant to the shelf registration statement or our at-the-market program.

Our primary uses of cash are to fund operating expenses, primarily related to research and development product candidate expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and short-term investments as of June 30, 2015 will be sufficient to meet our anticipated cash requirements at least through 2016, even without taking into account potential future milestone payments to us or proceeds to us from any future sales of our securities pursuant to our shelf registration statement including our at-the-market program. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the achievement of milestones and/or exercise of options under our agreements with GSK, Bayer and Celgene;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our product candidates and potential product candidates;

•	the number and characteristics of product candidates that we pursue;

•	the progress, costs and results of our clinical trials;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	funding we may receive under any new collaborations we may enter into or new government grants we may be awarded in the future;

•	the costs and timing of hiring new employees to support our continued growth; and

•	the costs and timing of procuring clinical supplies of our product candidates.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash used in operating activities	$(32,031)	$(50,172)
Cash provided by (used in) investing activities	38,986	(136,851)
Cash provided by financing activities	1,162	1,471

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2015 was $32.0 million. The net loss of $36.1 million was offset by non-cash charges of $0.8 million for depreciation and amortization and $4.8 million for stock-based compensation. The change in net operating assets of ($1.4) million was due primarily to a decrease of $9.4 million in deferred revenue due to the amortization of upfront and milestone payments from GSK, Bayer and Celgene. Tax receivables decreased by $7.1 million due to our receipt of an income tax refund during the second quarter of 2015. The net increase of $1.0 million in accounts payable and accrued liabilities was a result of the timing of our vendor payments.

Cash used in operating activities for the six months ended June 30, 2014 was $50.2 million. Our net loss of $29.5 million for the six months ended June 30, 2014 was offset by non-cash charges of $0.7 million for depreciation and amortization, and $2.2 million for stock-based compensation. The change in net operating assets of ($23.5) million was primarily due to the decrease in income tax payable of $10.8 million upon payment of federal income tax that resulted mainly from the receipt of the Celgene upfront payment in December 2013, a decrease in deferred revenue of $12.0 million from the amortization of upfront payments from Celgene, GSK and Bayer and the net decrease of $0.5 million in accounts payable and accrued liabilities due to the timing of our vendor payments.

Cash Flows from Investing Activities

Cash provided by investing activities of $39.0 million for the six months ended June 30, 2015 was primarily due to maturities of short-term investments of $70.0 million, offset by purchases of short-term investments of $30.0 million and our acquisition of property and equipment of $1.0 million.

Cash used in investing activities of $136.9 million for the six months ended June 30, 2014 was primarily due to purchases of short-term investments of $283.0 million and our acquisition of property and equipment of $1.2 million, offset by maturities of short-term investments of $147.3 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $1.2 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively, was due to the proceeds from the issuance of common stock upon the exercise of stock options and from purchases of common stock under our ESPP.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $200.2 million as of June 30, 2015, which consisted of bank deposits, money market funds and U.S. Treasury Bills. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt as of June 30, 2015.

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

Foreign Currency Exchange Rate Sensitivity

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in Euro and British Sterling. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward foreign exchange contracts, nor did we in the three months ended June 30, 2015. All foreign transactions settled on the applicable spot exchange basis at the time such payments were made.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any material litigation or other material legal proceedings.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 and in our other public filings with the SEC. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 and in our other public filings with the SEC are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 other than as set forth in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

Not applicable.

(b)

On July 23, 2013, we closed our IPO, in which we sold an aggregate of 5,520,000 shares of common stock at a price to the public of $17.00 per share. The aggregate offering price for shares sold in the offering was $93.9 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-181331), which was declared effective by the SEC on July 17, 2013 (the “Registration Statement”).

There has been no material change in the planned use of proceeds from our IPO as described in the Registration Statement or related prospectus. We invested the funds received in short-term, interest-bearing investment-grade securities and government securities.

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

OncoMed Pharmaceuticals, Inc.

Date: August 10, 2015	By:	/s/ Sunil Patel
Sunil Patel Chief Financial Officer, Senior Vice President, Corporate Development and Finance (principal financial and accounting officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on July 23, 2013 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K on July 23, 2013 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.2(A)	Amended and Restated Investor Rights Agreement, dated October 7, 2008, by and among the Registrant and certain stockholders (filed as Exhibit 4.4(A) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.2(B)	Amendment and Consent, dated September 16, 2010, by and among the Registrant and certain stockholders (filed as Exhibit 4.4(B) to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of December 2, 2013, by and between the Registrant and Celgene Corporation (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K on December 3, 2013 and incorporated herein by reference).

10.1	Non-Employee Director Compensation Policy, adopted August 28, 2013, as amended October 14, 2013, February 28, 2014 and June 24, 2015.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Balance Sheets at June 30, 2015 (unaudited) and December 31, 2014, (ii) Condensed Statements of Operations and Comprehensive Loss (unaudited) for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2015 and 2014, and (iv) Notes to the Condensed Financial Statements.