Form 10-Q
period 2015-09-30
OncoMed Pharmaceuticals Inc
filed 2015-11-05
CIK 1302573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 2, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 30,108,723.

ONCOMED PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OncoMed Pharmaceuticals, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$31,280	$28,138
Short-term investments	143,925	203,828
Accounts receivable and other receivables	315	42
Tax receivable	—	7,102
Prepaid and other current assets	1,785	1,700
Total current assets	177,305	240,810
Property and equipment, net	5,065	5,104
Other assets	2,204	1,928
Total assets	$184,574	$247,842
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,441	$4,428
Accrued liabilities	18,424	14,683
Current portion of deferred revenue	15,102	18,747
Current portion of deferred rent	723	678
Liability for shares issued with repurchase rights	7	10
Total current liabilities	37,697	38,546
Deferred revenue, less current portion	119,708	130,123
Deferred rent, less current portion	1,915	2,468
Non-current income tax payable	369	334
Liability for shares issued with repurchase rights, less current portion	—	4
Total liabilities	159,689	171,475
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2015 and December 31, 2014; no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized at September 30, 2015 and December 31, 2014; 30,096,479 shares and 29,847,577 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	30	30
Additional paid-in capital	309,796	300,790
Accumulated other comprehensive income (loss)	124	(17)
Accumulated deficit	(285,065)	(224,436)
Total stockholders’ equity	24,885	76,367
Total liabilities and stockholders' equity	$184,574	$247,842

See accompanying notes.

OncoMed Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Collaboration revenue:	$4,687	$19,015	$19,060	$31,044
Operating expenses:
Research and development	24,712	21,000	66,190	55,876
General and administrative	4,536	3,515	13,607	10,167
Total operating expenses	29,248	24,515	79,797	66,043
Loss from operations	(24,561)	(5,500)	(60,737)	(34,999)
Interest and other income, net	94	49	143	82
Loss before provision for income taxes	(24,467)	(5,451)	(60,594)	(34,917)
Provision for income taxes	12	35	35	37
Net loss	$(24,479)	$(5,486)	$(60,629)	$(34,954)
Net loss per common share, basic and diluted	$(0.81)	$(0.18)	$(2.02)	$(1.18)
Shares used to compute net loss per common share, basic and diluted	30,072,662	29,773,385	30,001,697	29,607,085

See accompanying notes.

OncoMed Pharmaceuticals, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(24,479)	$(5,486)	$(60,629)	$(34,954)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	20	45	141	20
Total comprehensive loss	$(24,459)	$(5,441)	$(60,488)	$(34,934)

See accompanying notes.

OncoMed Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(60,629)	$(34,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,216	1,055
Gain on disposal of equipment	—	(63)
Stock-based compensation	7,315	4,198
Amortization of discount on short-term investments	(135)	9
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(273)	(2,049)
Tax receivable	7,102	(2,562)
Prepaid and other current assets	(85)	(1,046)
Other assets	(276)	2,405
Accounts payable	(987)	(1,911)
Accrued liabilities and other	3,776	5,339
Deferred revenue	(14,060)	(29,045)
Deferred rent	(508)	(467)
Income tax payable	—	(9,952)
Net cash used in operating activities	(57,544)	(69,043)
Investing activities
Purchases of property and equipment	(1,178)	(1,316)
Purchases of short-term investments	(118,820)	(411,877)
Maturities of short-term investments	179,000	301,271
Net cash provided by (used in) investing activities	59,002	(111,922)
Financing activities
Proceeds from issuance of common stock related to the exercise of options and employee stock plan purchases	1,684	2,029
Net cash provided by financing activities	1,684	2,029
Net increase (decrease) in cash and cash equivalents	3,142	(178,936)
Cash and cash equivalents at beginning of period	28,138	208,931
Cash and cash equivalents at end of period	$31,280	$29,995

See accompanying notes.

OncoMed Pharmaceuticals, Inc.

Notes to the Unaudited Condensed Financial Statements

1. Organization

OncoMed Pharmaceuticals, Inc. (“OncoMed” or the “Company”) is a clinical-stage biotechnology company focused on discovering and developing first-in-class anti-cancer stem cell (“CSC”) and immuno-oncology therapeutics. The Company was originally incorporated in July 2004 in Delaware. The Company’s operations are based in Redwood City, California, and the Company operates in one segment.

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

The Company evaluated the status of its obligations to Bayer in the first quarter of 2015 and determined that the estimated period to complete the Company’s performance of all remaining obligations was in December 2015. As a result, the estimated period of performance was extended by six months from June 2015 to December 2015. Accordingly, the Company started recognizing the remaining unamortized portion of deferred revenue over the revised estimated period of performance on a prospective basis. In the fourth quarter of 2015, the Company evaluated the status of its obligations to Bayer and extended the estimated period to complete the Company’s performance of all remaining obligations to March 2016. Accordingly, the Company will recognize the remaining unamortized portion of deferred revenue over the revised estimated period of performance on a prospective basis.

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

Customer Concentration

Customers whose collaboration revenue accounted for 10% or more of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
GlaxoSmithKline LLC ("GSK")	*	60%	31%	38%
Bayer Pharma AG ("Bayer")	24%	23%	18%	30%
Celgene Corporation ("Celgene")	70%	17%	51%	32%
*	Less than 10%

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

Reclassifications

Certain receivable amounts in the condensed balance sheets have been reclassified from the prior year presentation to conform to the current year presentation.

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

3. Cash Equivalents and Investments

The fair value of securities, not including cash at September 30, 2015 and December 31, 2014, were as follows (in thousands):

	September 30, 2015
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$1,010	$—	$—	$1,010
U.S. treasury bills	143,801	124	$—	143,925
Total available-for-sale securities	$144,811	$124	$—	$144,935
Classified as:
Cash equivalents				$1,010
Short-term investments				143,925
Total cash equivalents and investments				$144,935

As of September 30, 2015, the Company had a total of $175.2 million in cash, cash equivalents, and short-term investments, which includes $30.3 million in cash and $144.9 million in cash equivalents and short-term investments.

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

All available-for-sale securities held as of September 30, 2015 and December 31, 2014 had contractual maturities of less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,010	$—	$—	$1,010
U.S. treasury bills	—	143,925	—	$143,925
Total	$1,010	$143,925	$—	$144,935

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$8,460	$—	$—	$8,460
U.S. treasury bills	—	203,828	—	203,828
Total	$8,460	$203,828	$—	$212,288

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

5. Collaborations

Summary of Collaboration Related Revenue

The Company has recognized the following revenues from its collaboration agreements during the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
GSK:
Recognition of upfront payments	$312	$312	$936	$936
Milestone revenue	—	11,000	5,000	11,000
GSK total	312	11,312	5,936	11,936
Bayer:
Recognition of upfront payments	1,111	2,439	3,333	7,317
Milestone revenue	—	2,000	—	2,000
Bayer total	1,111	4,439	3,333	9,317
Celgene:
Recognition of upfront payments	3,264	3,264	9,791	9,791
Celgene total	3,264	3,264	9,791	9,791
Total collaboration related revenue	$4,687	$19,015	$19,060	$31,044

GSK Strategic Alliance

In January 2015 the Company enrolled the first biomarker-selected patient in the expansion stage of the brontictuzumab (anti-Notch1, OMP-52M51) Phase Ia trial in solid tumors. The advancement to the predictive biomarker expansion stage triggered a $5.0 million substantive milestone payment from GSK, which the Company has recognized as collaboration revenue during the nine months ended September 30, 2015.

As of September 30, 2015, the Company was eligible to receive in its collaboration with GSK up to $76.0 million in future development milestone payments prior to the completion of certain Phase II proof-of-concept (“POC”) clinical trials. These remaining potential development milestones include up to $16.0 million for the start of certain Phase II clinical trials, including a $5.0 million bonus payment, and up to $60.0 million if GSK exercises its options for the two programs, including a $10.0 million bonus payment. GSK has the option to license the brontictuzumab program as early as the end of Phase Ia or both programs at Phase II POC, and will be responsible for all further development and commercialization following such option exercise. If GSK successfully develops and commercializes both candidates for more than one indication, the Company could receive contingent consideration payments of up to $309.0 million for the achievement of regulatory events and up to $280.0 million upon the achievement of certain levels of worldwide net sales, for a total of $665.0 million of potential future payments. In addition, the Company can earn royalty payments on all future collaboration product sales, if any. As all contingent consideration payments are based solely on the performance of GSK, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the agreement with GSK.

Bayer Strategic Alliance

As of September 30, 2015, the Company was eligible to receive up to $10.0 million in future development milestone payments in its collaboration with Bayer for the Company’s development of biologic product candidates, prior to the point that Bayer exercises its options. The Company is eligible to receive up to $55.0 million if Bayer exercises its options for biologic product candidates. Bayer will be responsible for all further development and commercialization following the exercise of an option for a product candidate. The Company is eligible to receive up to $22.0 million in development milestone payments for the small molecule candidates. If Bayer successfully develops and commercializes all of the product candidates for more than one indication, the Company could receive contingent consideration payments of up to $185.0 million for the achievement of regulatory events (up to $135.0 million for biologics and $50.0 million for small molecules) and up to $1.0 billion upon the achievement of specified future product sales (up to $862.5 million for biologics and $140.0 million for small molecules). In addition, the Company can earn royalty payments on all future collaboration product sales, if any. As all contingent consideration is based solely on the performance of Bayer, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the agreement with Bayer.

Celgene Strategic Alliance

As of September 30, 2015, the Company was eligible to receive in its collaboration with Celgene up to $87.5 million in future development milestones across all programs, prior to the point that Celgene exercises its options. The Company is also eligible to receive up to $240.0 million of contingent consideration if Celgene exercises all its options for the biologic and small molecule therapeutic programs. Celgene will be responsible for all further development and commercialization following the exercise of the options for specified programs. If Celgene successfully develops and commercializes all of the product candidates, the Company could receive additional contingent consideration of up to $2.8 billion for the achievement of regulatory events and sales milestones (up to $2.7 billion for biologics and $95.0 million for small molecules). Following Celgene’s exercise of its option for a biologic therapeutic program, the Company will have co-development and co-commercialization rights for five of the six biologic therapeutic programs in the U.S. and will share 50% of all product profits and losses in the U.S. Outside the U.S., Celgene will have exclusive development and commercialization rights for such programs, with the Company eligible to receive milestones and tiered royalties on product sales. With respect to one of the six biologic therapeutic programs, and any of the other biologic therapeutic programs if the Company elects not to co-develop and co-commercialize products arising from such program, Celgene will have exclusive development and commercialization rights worldwide, with the Company eligible to receive milestones and tiered royalties on worldwide product sales. As all contingent consideration is based solely on the performance of Celgene, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the Agreement.

6. Stock Incentive Plans

Equity Incentive Award and Stock Incentive Plans

As of September 30, 2015, a total of 2,987,512 shares of common stock have been authorized under the 2013 Equity Incentive Award Plan (the “2013 Plan”), including the additional 1,193,903 shares of common stock that became available for future issuance under the 2013 Plan as of January 1, 2015 as a result of an annual automatic increase provision in the 2013 Plan. As of September 30, 2015, a total of 1,624,464, shares are subject to options outstanding under the 2013 Plan. There are 1,880,882 shares subject to options outstanding under the 2004 Stock Incentive Plan (the “2004 Plan”) as of September 30, 2015, which will become available for issuance under the 2013 Plan to the extent the options are forfeited or lapse unexercised without issuance of such shares under the 2004 Plan.

The following table summarizes activity under 2004 Plan and 2013 Plan during the nine months ended September 30, 2015, including grants to nonemployees and restricted stock units (“RSUs”) granted:

	Shares Available
	for Grant	Options and
	of Options and	Awards
(In thousands)	Awards	Outstanding
Balance at December 31, 2014	19	3,822
Additional shares authorized	1,194	—
Options granted	(206)	206
Options exercised	—	(176)
Options forfeited	53	(53)
RSUs forfeited	5	(5)
Balance at September 30, 2015	1,065	3,794

The weighted-average grant date estimated fair value of options granted during the nine months ended September 30, 2015 was $14.81 per share.

Employee Stock Purchase Plan

As of September 30, 2015, a total of 892,454 shares of common stock have been authorized and 755,319 shares of common stock are available for future issuance under the Company’s Employee Stock Purchase Plan (the “ESPP”). This authorized number includes the additional 298,475 shares of common stock that became available for future issuance under the ESPP as of January 1, 2015 as a result of an annual automatic increase provision in the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period.

During the nine months ended September 30, 2015, the Company issued 71,226 shares under the ESPP. The Company used the following assumptions to estimate the fair value of the ESPP offered during the nine months ended September 30, 2015: expected term of 0.5 years, weighted-average volatility from 45.4% to 72.5%, risk-free interest rate from 0.05% to 0.26% and expected dividend yield of zero.

Restricted Stock Units

In March 2014, the Company awarded 293,980 RSUs under the 2013 Plan. Each vested RSU represents the right to receive one share of common stock. The fair value of the RSU awards was calculated based on the NASDAQ quoted stock price on the date of the grant with the expense being recognized over the vesting period. The RSUs are generally scheduled to vest at the end of three years at March 31, 2017. However, the vesting will be accelerated to 25% of the awarded RSUs upon the payment by Celgene of a designated milestone payment related to Phase II clinical trials of demcizumab (anti-DLL4, OMP-21M18). The stock-based compensation expense for these RSUs is being amortized on the straight-line basis over the three-year vesting period. The Company continues to assess at each reporting date whether achievement of any performance condition is probable and would begin recognizing compensation costs based on the accelerated vesting if and when achievement of the performance condition becomes probable. The Company has recognized the stock-based compensation expense of $0.7 million and $2.2 million related to these RSUs for the three and nine months ended September 30, 2015, respectively. There were no RSUs awarded during the nine months ended September 30, 2015.

Stock-Based Compensation

Employee stock-based compensation expense was calculated based on awards expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Research and development	$1,402	$1,119	$4,052	$2,507
General and administrative	1,109	882	3,263	1,691
Total	$2,511	$2,001	$7,315	$4,198

As of September 30, 2015, the Company had $14.2 million and $4.5 million of unrecognized stock-based compensation expense related to unvested stock options and RSUs, respectively, which are expected to be recognized over an estimated weighted-average period of 2.57 years and 1.5 years, respectively.

The estimated grant date fair value of employee stock options was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted-average volatility	63.29%	68.80%	63.81%	69.60%
Weighted-average expected term (years)	6.20	6.20	6.20	6.20
Risk-free interest rate	2.00%	2.23%	2.00%	2.23%
Expected dividend yield		—		—

7. Income Taxes

During the three and nine months ended September 30, 2015, the Company recorded an income tax provision of $12,000 and $35,000, respectively, primarily due to discrete items resulting from interest on prior years’ uncertain tax positions. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

8. Net Loss per Common Share

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive:

	As of September 30,
	2015	2014
Options to purchase common stock	3,505,346	2,753,887
RSUs	289,004	293,980
	3,794,350	3,047,867

9. Subsequent Events

In November 2015, we entered into an amendment to the existing agreement with Bayer, under which we agreed to enroll up to 24 additional subjects across two of our ongoing Phase 1b trials, of vantictumab (anti-Fzd7, OMP-18R5) in breast cancer and ipafricept (Fzd8-fc, OMP-54F28) in ovarian cancer, to further elucidate the profile of these product candidates and generate additional data to inform Bayer’s opt-in decisions. Bayer has agreed to reimburse us for all out-of-pocket expenses to support additional patient enrollment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed financial statements (unaudited) and related notes included elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements, include, but are not limited to, the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs; our ability to advance product candidates into, and successfully complete, clinical trials; our receipt of future milestone payments and/or royalties, and the expected timing of such payments; our collaborators’ exercise of their license options; the commercialization of our product candidates; the implementation of our business model, strategic plans for our business, product candidates and technology; the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology; estimates of our expenses, future revenues, capital requirements and our needs for additional financing; the timing or likelihood of regulatory filings and approvals; our ability to maintain and establish collaborations or obtain additional government grant funding; our use of proceeds from our initial public offering (“IPO”); our financial performance; and developments relating to our competitors and our industry. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, or those described in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 or in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report on Form 10-Q, the terms “OncoMed,” “Company,” “OncoMed Pharmaceuticals,” “we,” “us” and “our” refer to OncoMed Pharmaceuticals, Inc., a Delaware corporation, unless otherwise noted.

Overview

OncoMed is a clinical stage biopharmaceutical company focused on discovering and developing first-in-class anti-cancer stem cell (“CSC”) and immuno-oncology therapeutics. Our approach has been to target cancer stem cells, the sub-population of cells in a tumor responsible for driving tumor growth, metastases and recurrence. Also known as tumor-initiating cells, CSCs are characterized by their ability to divide and produce new cancer stem cells (self-renewal) or to change into the other cells that form the bulk of the tumor (differentiation). Common cancer drugs target bulk tumor cells but have limited impact on CSCs, thereby providing a path for recurrence of the tumor. We utilize our proprietary technologies to identify and validate multiple potential targets critical to CSC self-renewal and differentiation. These targets are in pathways implicated in cancer biology and stem cell biology, including the Notch, Wnt, RSPO-LGR and other fundamental CSC pathways. We have also discovered multiple potential immuno-oncology product candidates that target fundamental biological pathways which enable tumor cells to evade the body’s immune system. The emerging drugs in our pipeline are intended to make tumor cells more visible to immune system attack and/or bolster targeted immune cell activity. We believe our product candidates are quite distinct from current generations of chemotherapies and targeted therapies and have the potential to significantly impact cancer treatment and the clinical outcome of patients with cancer. All of our product candidates were discovered internally in our own research laboratories.

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

The following table summarizes our revenue for the three and nine months ended September 30, 2015 and 2014, which is related to the recognition of upfront payments and milestone payments received under our various collaboration arrangements (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
GSK:
Recognition of upfront payments	$312	$312	$936	$936
Milestone revenue	—	11,000	5,000	11,000
GSK total	312	11,312	5,936	11,936
Bayer:
Recognition of upfront payments	1,111	2,439	3,333	7,317
Milestone revenue	—	2,000	—	2,000
Bayer total	1,111	4,439	3,333	9,317
Celgene:
Recognition of upfront payments	3,264	3,264	9,791	9,791
Celgene total	3,264	3,264	9,791	9,791
Total collaboration related revenue	$4,687	$19,015	$19,060	$31,044

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2015 and 2014 (in thousands). The internal costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline. The external program costs reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Internal Costs:
Cancer biology, pathology and toxicology	$4,110	$3,623	$11,944	$10,479
Molecular and cellular biology	1,944	1,968	5,911	5,429
Process development and manufacturing	1,572	1,445	4,308	4,106
Product development	2,612	2,008	7,533	5,663
Subtotal internal costs	10,238	9,044	29,696	25,677
External Program Costs:
Manufacturing	3,678	5,256	6,977	12,053
Clinical	9,378	5,356	25,779	14,212
Translational medicine	1,107	1,024	2,959	1,984
Toxicology	311	320	779	1,950
Subtotal external program costs	14,474	11,956	36,494	30,199
Total research and development expense	$24,712	$21,000	$66,190	$55,876

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

There have been no significant and material changes in our critical accounting policies during the three and nine months ended September 30, 2015, as compared to those disclosed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

	Three Months Ended
	September 30,		Dollar
(In thousands)	2015	2014	Change
Collaboration revenue	$4,687	$19,015	$(14,328)
Operating expenses:			—
Research and development	24,712	21,000	3,712
General and administrative	4,536	3,515	1,021
Total operating expenses	29,248	24,515	4,733
Loss from operations	(24,561)	(5,500)	(19,061)
Interest and other income, net	94	49	45
Loss before provision for income taxes	(24,467)	(5,451)	(19,016)
Provision for income taxes	12	35	(23)
Net loss	$(24,479)	$(5,486)	$(18,993)

Revenue

Total revenue for the three months ended September 30, 2015 was $4.7 million, a decrease of $14.3 million, or 75%, compared to total revenue of $19.0 million for the three months ended September 30, 2014. This decrease is primarily due to the recognition of $11.0 million in collaboration revenue from GSK in 2014 for the achievement of a development milestone related to first patient enrollment in the Phase II portion of our tarextumab (anti-Notch2/3, OMP-59R5) clinical trial, and $2.0 million of milestone revenue from Bayer in 2014 as a result of the commencement of preclinical development of a small molecule product candidate. Under the Bayer agreement, we recognized $1.1 million in the three months ended September 30, 2015 from the amortization of upfront fees compared to $2.4 million in the three months ended September 30, 2014. This $1.3 million decrease was a result of a change to the estimated period of performance for the Bayer collaboration. We evaluated the status of our obligations through the first quarter of 2015 and determined that the estimated period to complete our performance of all remaining obligations was in December 2015. As a result, the estimated period of performance was extended by six months from June 2015 to December 2015. Accordingly, we started recognizing the remaining unamortized portion of deferred revenue over the revised estimated period of performance on a prospective basis. In the fourth quarter of 2015, we evaluated the status of our obligations to Bayer and extended the estimated period to complete our performance of all remaining obligations to March 2016. Accordingly, we will recognize the remaining unamortized portion of deferred revenue over the revised estimated period of performance on a prospective basis. The amortization of upfront fees from our partnership with GSK and Celgene remained constant at $0.3 million and $3.3 million, respectively, for the three months ended September 30, 2015 and 2014.

Research and Development

Research and development expenses were $24.7 million for the three months ended September 30, 2015, an increase of $3.7 million, or 18%, compared to research and development expenses of $21.0 million for the three months ended September 30, 2014. The increase was comprised of a $2.5 million increase in our external program costs and a $1.2 million increase in our internal program costs. The increase in our external program costs of $2.5 million was due to an increase of $4.0 million in Phase II clinical activities under our demcizumab (anti-DLL4, OMP-21M18) and tarextumab (anti-Notch2/3, OMP-59R5) programs, as well as increased costs in our anti-DLL4/VEGF bispecific (OMP-305B83) and anti-RSPO3 (OMP-131R10) programs. This was offset by a net decrease of $1.6 million in manufacturing costs in 2015 related to the decrease of $3.2 million for the production of anti-RSPO3 (OMP-131R10), ipafricept (Fzd8-Fc, OMP-54F28), and tarextumab that occurred in 2014, partially offset by an increase of $1.7 million in demicizumab manufacturing costs and also other program expenses. We expect that our external program costs will increase in future periods as we continue to advance our pipeline, enroll patients in various programs and initiate new clinical trials.

The increase in our internal costs of $1.2 million was primarily due to an increase of $0.6 million in personnel costs related to an increase in headcount and also $0.2 million for stock-based compensation, including new stock option grants. There was an increase of $0.3 million related to contract services, lab and animal costs, and office expenses.

General and Administrative

General and administrative expenses were $4.5 million for the three months ended September 30, 2015, an increase of $1.0 million, or 29%, compared to general and administrative expenses of $3.5 million for the three months ended September 30, 2014. Employee related costs increased by $0.4 million due to an increase of $0.2 million in personnel costs related to increase in headcount and also $0.2 million for stock-based compensation, including new stock option grants. Legal costs increased $0.4 million due to an increase in patent-related expenses. The increase was also due to financing costs of $0.3 million related to our registration statement on Form S-3 filed in June 2015 that were previously capitalized in other long-term assets on our balance sheets and were subsequently expensed during the three months ended September 30, 2015 because the offering was not consummated.

Comparison of the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended
	September 30,		Dollar
(In thousands)	2015	2014	Change
Collaboration Revenue:	$19,060	$31,044	$(11,984)
Operating expenses:
Research and development	66,190	55,876	10,314
General and administrative	13,607	10,167	3,440
Total operating expenses	79,797	66,043	13,754
Loss from operations	(60,737)	(34,999)	(25,738)
Interest and other income, net	143	82	61
Loss before provision for income taxes	(60,594)	(34,917)	(25,677)
Provision for income taxes	35	37	(2)
Net loss	$(60,629)	$(34,954)	$(25,675)

Revenue

Total revenue for the nine months ended September 30, 2015 was $19.1 million, a decrease of $12.0 million, or 39%, compared to total revenue of $31.0 million for the nine months ended September 30, 2014. This decrease is largely due to the recognition of $11.0 million in collaboration revenue from GSK in 2014 for the achievement of a development milestone related to first patient enrollment in the Phase II portion of our tarextumab clinical trial. In addition, we recognized $3.3 million in the nine months ended

September 30, 2015 from the amortization of upfront fees under the Bayer agreement compared to $7.3 million in the nine months ended September 30, 2014. This $4.0 million decrease is a result of a change to the estimated period of performance for the Bayer collaboration. The Company evaluated the status of its obligations in the first quarter of 2015 and determined that the estimated period to complete the Company’s performance of all remaining obligations under the Bayer collaboration was through December 2015. As a result, the estimated period of performance was extended by six months from June 2015 to December 2015. Accordingly, the Company started recognizing the remaining unamortized portion of deferred revenue over the revised estimated period of performance on a prospective basis. We also recognized $2.0 million of milestone revenue from Bayer in 2014 as a result of the commencement of preclinical development of a small molecule product candidate. Offsetting these decreases, in the first quarter of 2015, we recognized a $5.0 million development milestone from GSK for dosing the first patient in the Phase I expansion portion of the brontictuzumab (anti-Notch1, OMP-52M51) clinical trial.

Research and Development

Research and development expenses were $66.2 million for the nine months ended September 30, 2015, an increase of $10.3 million, or 18%, compared to research and development expenses of $55.9 million for the nine months ended September 30, 2014. The increase was comprised of a $6.3 million increase in our external program costs and a $4.0 million increase in our internal program cost.

The increase in our external program costs of $6.3 million was primarily due to a net increase of $11.6 million in clinical related activities. The increase is comprised of an increase of $14.1 million in Phase II clinical activities under our demcizumab (anti-DLL4, OMP-21M18) and tarextumab (anti-Notch2/3, OMP-59R5) programs, as well as increased activities in our anti-RSPO3 (OMP-131R10) and anti-DLL4/VEGF bispecific (OMP-305B83) programs, partially offset by a $2.7 million decrease in Phase I clinical activities for the demcizumab (anti-DLL4, OMP-21M18), tarextumab (anti-Notch2/3, OMP-59R5), vantictumab (anti-Fzd7, OMP18R5) and ipafricept (Fzd8-Fc, OMP-54-F28) programs. There was also an increase of $0.9 million in biomarker studies.

These net increases in clinical activities were offset by a net decrease of $5.1 million in manufacturing costs primarily due to a decrease of $6.0 million in production occurring in 2014 for anti-RSPO3 (OMP-131R10), anti-DLL4/VEGF bispecific (OMP-305B83), tarextumab (anti-Notch2/3, OMP-59R5), and ipafricept (Fzd8-Fc, OMP-54-F28). There was also a decrease of $0.7 million in other manufacturing related costs for brontictuzumab (anti-Notch1, OMP-52M51), vantictumab (anti-Fzd7, OMP18R5), and other compounds. This was offset by an increase of $1.6 million for demcizumab (anti-DLL4, OMP-21M18) production in 2015. Toxicology expenses decreased $1.2 million due to investigational new drug application enabling toxicology studies that occurred in 2014 for anti-DLL4/VEGF bispecific (OMP-305B83) and anti-RSPO3 (OMP-131R10). We expect that our external program costs may increase in future periods as we continue to enroll patients in various programs and initiate new clinical trials.

The increase in our internal costs of $4.0 million was primarily due to an increase of $1.9 million in personnel costs related to an increase in headcount and also $1.5 million for stock-based compensation, including new stock option grants. An increase of $0.6 million was due to increased activities in contract services, facilities and travel as well as higher depreciation expense.

General and Administrative

General and administrative expenses were $13.6 million for the nine months ended September 30, 2015, an increase of $3.4 million, or 33%, compared to general and administrative expenses of $10.2 million for the nine months ended September 30, 2014. The increase of $3.4 million was primarily due to an increase of $1.6 million in stock-based compensation, including new stock option grants, and also $0.6 million in personnel costs related to an increase in headcount. Legal costs increased $0.9 million due to an increase in patent-related expenses. The increase was also due to financing costs of $0.3 million related to our registration statement on Form S-3 filed in June 2015 that were previously capitalized in other long-term assets on our balance sheets and were subsequently expensed during the three months ended September 30, 2015 because the offering was not consummated.

Liquidity and Capital Resources

As of September 30, 2015, we had cash, cash equivalents, and short term investments totaling $175.2 million. We have received upfront and milestone payments and other collaboration related payments under the GSK, Bayer and Celgene collaborative arrangements.

In June 2015, we filed a shelf registration statement on Form S-3 that permits: (a) the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and (b) as part of the $250.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co in one or more at-the-market offerings. As of September 30, 2015, we had not sold any securities pursuant to the shelf registration statement or our at-the-market program.

Our primary uses of cash are to fund operating expenses, primarily related to research and development product candidate expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and short-term investments as of September 30, 2015 will be sufficient to meet our anticipated cash requirements at least through 2016, even without taking into account potential future milestone payments to us or proceeds to us from any future sales of our securities pursuant to our shelf registration statement including our at-the-market program. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the achievement of milestones and/or exercise of options under our agreements with GSK, Bayer and Celgene;
•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our product candidates and potential product candidates;
•	the number and characteristics of product candidates that we pursue;
•	the progress, costs and results of our clinical trials;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory requirements;
•	funding we may receive under any new collaborations we may enter into or new government grants we may be awarded in the future;
•	the costs and timing of hiring new employees to support our continued growth; and
•	the costs and timing of procuring clinical supplies of our product candidates.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Cash used in operating activities	$(57,544)	$(69,043)
Cash provided by (used in) investing activities	59,002	(111,922)
Cash provided by financing activities	1,684	2,029

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2015 was $57.5 million. The net loss of $60.6 million was offset by non-cash charges of $1.2 million for depreciation and amortization and $7.3 million for stock-based compensation. The change in net operating assets of $(5.3) million was due primarily to a decrease of $14.1 million in deferred revenue due to the amortization of upfront and milestone payments from GSK, Bayer and Celgene; tax receivables decreased by $7.1 million due to our receipt of an income tax refund during the second quarter of 2015; and the net increase of $2.8 million in accounts payable and accrued liabilities was a result of the timing of our vendor payments.

Cash used in operating activities for the nine months ended September 30, 2014 was $69.0 million. Our net loss of $35.0 million was offset by non-cash charges of $1.1 million for depreciation and amortization, and $4.2 million for stock-based compensation. The change in net operating assets of $(39.3) million was primarily due to the decrease in income tax payable of $10.0 million upon payment of federal income tax that resulted mainly from the receipt of the Celgene upfront payment in December 2013, a decrease in deferred revenue of $29.0 million from the amortization of upfront payments from Celgene, GSK and Bayer and a net increase of $3.4 million in accounts payable and accrued liabilities due to the timing of our vendor payments.

Cash Flows from Investing Activities

Cash provided by investing activities of $59.0 million for the nine months ended September 30, 2015 was primarily due to maturities of short-term investments of $179.0 million, offset by purchases of short-term investments of $118.8 million and our acquisition of property and equipment of $1.2 million.

Cash used in investing activities of $111.9 million for the nine months ended September 30, 2014 was primarily due to purchases of short-term investments of $411.9 million and our acquisition of property and equipment of $1.3 million, offset by maturities of short-term investments of $301.3 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $1.7 million and $2.0 million for the nine months ended September 30, 2015 and 2014, respectively, was due to the proceeds from the issuance of common stock upon the exercise of stock options and from purchases of common stock under our Employee Stock Purchase Plan.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $175.2 million as of September 30, 2015, which consisted of bank deposits, money market funds and U.S. Treasury Bills. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt as of September 30, 2015.

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

Foreign Currency Exchange Rate Sensitivity

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in Euro and British Sterling. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward foreign exchange contracts, nor did we in the three months ended September 30, 2015. All foreign transactions settled on the applicable spot exchange basis at the time such payments were made.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a)

Not applicable.

(b)

On July 23, 2013, we closed our IPO, in which we sold an aggregate of 5,520,000 shares of common stock at a price to the public of $17.00 per share. The aggregate offering price for shares sold in the offering was $93.9 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-181331), which was declared effective by the Securities and Exchange Commission on July 17, 2013 (the “Registration Statement”).

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

OncoMed Pharmaceuticals, Inc.

Date: November 5, 2015	By:	/s/ Sunil Patel
Sunil Patel Chief Financial Officer, Senior Vice President, Corporate Development and Finance (principal financial and accounting officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on July 23, 2013 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K on July 23, 2013 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

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

10.1†	Amendment No. 2 to the Multi-Product License Agreement, dated July 23, 2015, by and between the Registrant and Lonza Sales AG.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Balance Sheets at September 30, 2015 (unaudited) and December 31, 2014, (ii) Condensed Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2015 and 2014, and (iv) Notes to the Condensed Financial Statements.

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.