Form 10-K
period 2015-12-31
OncoMed Pharmaceuticals Inc
filed 2016-03-10
CIK 1302573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of March 7, 2016 was 30,276,057. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015, was $467,606,318. There is no non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the registrant’s 2015 fiscal year and are incorporated by reference in Part III.

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

ITEM 1.	BUSINESS

OncoMed is a clinical development-stage biopharmaceutical company focused on discovering and developing novel anti-cancer stem cell (CSC) and immuno-oncology therapeutics.

We have seven internally discovered product candidates in clinical development and have treated over 1000 patients across all of our clinical trials.  We have two biologic product candidates in the immuno-oncology area advancing toward Investigational New Drug, or IND, application filings with the U.S. Food and Drug Administration, or FDA and we plan to file at least one of these by the end of 2016. We are also pursuing discovery of additional novel anti-CSC and immuno-oncology product candidates. The following summarizes the status of our product candidates and preclinical programs, each of which will be described and discussed in further detail below under “—Our Product Candidates and Preclinical Programs.”

•

Demcizumab (Anti-DLL4, OMP-21M18). Demcizumab is a first-in-class humanized monoclonal antibody that inhibits Delta-like Ligand 4, or DLL4, in the Notch signaling pathway. We are currently enrolling subjects in two randomized Phase II clinical trials for demcizumab. A randomized Phase II clinical trial known as “YOSEMITE” of demcizumab in combination with standard-of-care gemcitabine plus Abraxane® (paclitaxel protein-bound particles for injectable suspension) (albumin bound) in first-line metastatic pancreatic cancer patients was initiated in April 2015. Demcizumab has received orphan drug designation for pancreatic cancer from the FDA. A randomized Phase II clinical trial known as “DENALI” in patients with first-line non-small cell lung cancer (NSCLC) testing demcizumab in combination with standard-of-care carboplatin and pemetrexed was initiated in February 2015. A Phase Ib/II trial in recurrent ovarian cancer combining demcizumab with paclitaxel was initiated in 2013, and the Phase Ib portion of the Phase Ib/II clinical trial has completed enrollment. As part of a budget and pipeline prioritization effort, OncoMed will not conduct the Phase II portion of this trial. A Phase Ib trial assessing the combination of demcizumab plus pembrolizumab (an anti-Programmed Death-1 (PD-1) targeting antibody) is also due to begin enrolling patients in early 2016. Demcizumab is part of our strategic collaboration with Celgene Corporation, or Celgene, which is discussed below under “—Key Collaboration and License Agreements—Strategic Alliance with Celgene.” Celgene retains an option through the end of certain Phase II clinical trials to obtain an exclusive license to co-develop and co-commercialize demcizumab. In December 2015, we achieved a $70.0 million safety milestone from Celgene based on an analysis of available demcizumab Phase Ib and blinded interim Phase II clinical trial safety data.

•

Tarextumab (Anti-Notch2/3, OMP-59R5). Tarextumab is a first-in-class fully human monoclonal antibody that targets the Notch2 and Notch3 receptors. A randomized Phase II trial of tarextumab known as “PINNACLE” is enrolling patients with first-line extensive-stage small cell lung cancer to assess the safety and efficacy of tarextumab in combination with platinum-based chemotherapy and etoposide. The primary endpoint for the PINNACLE clinical trial is progression-free survival. Tarextumab is part of our collaboration with GlaxoSmithKline LLC (formerly SmithKline Beecham Corporation), or GSK, which is discussed further below under “—Key Collaboration and License Agreements—Strategic Alliance with GSK.” Tarextumab has received orphan drug designation from the FDA for small cell lung cancer. GSK retains an option through the end of the Phase II trial to obtain an exclusive license to develop and commercialize tarextumab.

•

Vantictumab (Anti-Fzd7, OMP-18R5). Vantictumab is a fully human monoclonal antibody, identified by screening against the Frizzled7 receptor, or Fzd7, that binds a conserved epitope on five Frizzled receptors and inhibits Wnt signaling. We believe vantictumab is the first monoclonal antibody designed to inhibit Wnt signaling to enter clinical testing. We are currently enrolling patients in two Phase Ib clinical trials of vantictumab in combination with standard-of-care chemotherapy in the distinct solid tumor indications of HER2 negative breast cancer and pancreatic cancer. Vantictumab is part of our Wnt pathway collaboration with Bayer Pharma AG (formerly Bayer Schering Pharma AG), or Bayer, which is discussed below under “—Key Collaboration and License Agreements—Strategic Alliance with Bayer.” Bayer retains an option to exclusively license vantictumab at any point through completion of certain Phase I trials.

•

Ipafricept (Fzd8-Fc, OMP-54F28). Ipafricept, our second product candidate targeting the Wnt pathway, is a proprietary first-in-class fusion protein based on a truncated form of the Frizzled8 receptor, or Fzd8. We are currently enrolling patients in two Phase Ib clinical trials, one in pancreatic cancer and another in platinum-sensitive ovarian cancer. Ipafricept is part of our Bayer collaboration. Bayer retains an option to exclusively license ipafricept at any point through completion of certain Phase I trials.

•

Wnt small molecule inhibitors. We have an active collaboration with Bayer to discover and develop several small molecule inhibitors of the Wnt pathway. The first potential small molecule product candidate from this effort was advanced to preclinical testing in 2014.

•

Brontictuzumab (Anti-Notch1, OMP-52M51). Brontictuzumab is a first-in-class humanized monoclonal antibody targeting the Notch1 receptor. Brontictuzumab is part of our GSK collaboration. Brontictuzumab is currently being studied in a Phase Ia trial in solid tumor patients, which included an expansion phase where patients enrolled were biomarker-selected for Notch 1 gene activation. We plan to initiate a Phase Ib trial of brontictuzumab and standard-of-care chemotherapy in subjects with colorectal cancer in 2016.  GSK and OncoMed are cost-sharing this Phase Ib clinical trial. GSK may elect to opt in brontictuzumab at the end of Phase Ia or Phase II clinical trial. Discussions are ongoing to extend GSK's Phase Ia option through the end of Phase Ib.

•

Anti-DLL4/VEGF Bispecific (OMP-305B83). OMP-305B83 is a novel monoclonal antibody that targets and inhibits both DLL4 and vascular endothelial growth factor, or VEGF. We are currently enrolling patients with advanced solid tumors in a single-agent Phase Ia clinical trial. This program is part of our strategic collaboration with Celgene. Celgene retains an option through the end of certain Phase I clinical trials to obtain an exclusive license to co-develop and co-commercialize our anti-DLL4/VEGF bispecific program.

•

Anti-RSPO3 (OMP-131R10). We identified that the R-spondin, or RSPO, ligands signal through the LGR receptor family, which is emerging as an important CSC pathway. Certain LGR receptors are distributed on adult stem cells in mammalian tissues, and these LGR-expressing cells have been linked to the development of cancer. Our first RSPO pathway program is anti-RSPO3, a first-in-class monoclonal antibody. We are currently enrolling patients in a Phase Ia/b clinical trial. The Phase Ia portion of the anti-RSPO3 clinical trial is in solid tumor patients, and the Phase Ib portion of the clinical trial is in colorectal cancer in combination with standard-of-care folinic acid, fluorouracil and irinotecan (FOLFIRI) chemotherapy. Programs in the RSPO-LGR pathway are part of our strategic collaboration with Celgene. Celgene retains the right to exercise its option during certain time periods through the end of certain Phase I clinical trials to obtain an exclusive license to co-develop and co-commercialize anti-RSPO3.

•

GITRL-Fc. We have a preclinical product candidate targeting GITR (glucocorticoid-induced tumor necrosis factor receptor related protein) as part of our immuno-oncology research effort. Our GITRL-Fc product candidate is engineered using a novel single-gene linkerless GITRL trimer which enables effective GITR activation and robust anti-tumor immune response. This program is wholly-owned by OncoMed and is completing IND-enabling studies. An IND filing is planned in late 2016 or early 2017.

•

Undisclosed pathways. We are working on multiple additional discovery programs in undisclosed cancer stem cell pathways, as well as multiple immuno-oncology discovery programs. Portions of this research activity are part of our strategic collaboration with Celgene. Our first product candidate (IO#2) to an undisclosed target in our Celgene collaboration achieved program designation in December 2015, triggering a $2.5 million milestone payment.  We are planning to file an IND on this or our GITRL-Fc program in the next 12 months with a second IND expected to follow shortly thereafter.

Each of our therapeutic product candidates has been generated from research conducted by OncoMed. We have established a number of proprietary technologies to aid in ongoing drug discovery efforts, candidate validation and predictive companion biomarkers.

Strategy

We are discovering and developing novel anti-cancer stem cell and immuno-oncology product candidates directed to fundamental biologic pathways and targets thought to drive cancer’s growth, resistance, recurrence and metastases. We believe that a key reason for the limitations of many current cancer treatments is that they fail to impede the growth of CSCs, which are responsible for the initiation, metastasis and recurrence of many cancers. Our research into cancer stem cell pathways has also led us to identify immuno-oncology biologics intended to bolster immune system recognition of cancer cells and/or suppress immune system evasion mechanisms. Our goal is to build a leading biopharmaceutical company to discover, develop and commercialize novel anti-cancer stem cell and immuno-oncology therapies in a capital-efficient manner. Key elements of our strategy to achieve this goal are:

•

Continue to discover and advance novel cancer therapeutics based on our proprietary discovery and drug development platform technologies. Our proprietary CSC and antibody platforms have led to the discovery of multiple proprietary anti-CSC and immuno-oncology product candidates, seven of which are in clinical development, with additional IND filings anticipated in 2016 and in future years.

•

Advance our product candidates to determine their utility as treatments for cancer. We are conducting randomized Phase II trials of demcizumab in first-line pancreatic and non-small-cell lung cancer in combination with standard-of-care chemotherapy. We also have a Phase II trial underway with tarextumab in small cell lung cancer. Across our pipeline, we currently have 14 clinical trials underway.

•

Collaborate with our partners, GSK, Bayer, and Celgene, to advance specific CSC and immuno-oncology programs forward in clinical development. We are working closely with our partners to advance programs in development. Under our collaborations, GSK, Bayer and Celgene have certain options during certain time periods through the end of specified Phase I or Phase II trials to obtain exclusive licenses to antibody or protein-based product candidates. In the event that these options are not exercised at the end of the relevant option periods, we will have worldwide rights to these programs. Our GSK collaboration is focused on certain Notch pathway candidates, specifically tarextumab and brontictuzumab. Our Bayer collaboration is focused on the Wnt pathway and includes vantictumab, ipafricept and a small molecule discovery program. Our Celgene collaboration allows for the co-development and co-commercialization of five out of six OncoMed-discovered programs. Currently four programs are in or advancing to clinical development: demcizumab, anti-DLL4/VEGF bispecific, anti-RSPO3 and an undisclosed immuno-oncology candidate.

•

Utilize biomarker approaches to identify subsets of cancer patients most likely to benefit from our therapies. In some of our programs, such as tarextumab, brontictuzumab, vantictumab and anti-RSPO3, we identified predictive biomarkers that have the potential to assist in patient selection. In other programs, such as demcizumab, anti-DLL4/VEGF bispecific and ipafricept, we have extensive biomarker identification/validation research ongoing. We are working on developing these biomarkers through the course of our current clinical trials for all of our programs to potentially utilize those biomarkers in Phase II and subsequent trials to identify patients most likely to benefit from treatment and improve patient outcomes. Where biomarker approaches are successfully utilized in clinical testing, we may elect to develop companion diagnostics in conjunction with suitable third-party development and commercialization partners. Our current efforts on our tarextumab, brontictuzumab, vantictumab, and anti-RSPO3 product candidates, as well as our other programs, could potentially lead to development of future companion diagnostics.

•

Use pharmaceutical collaborations to provide funding, create value and leverage partners’ expertise to bring medicines to patients. To facilitate the capital-efficient development and commercialization of our wholly owned programs, we routinely engage in partnering discussions with a range of pharmaceutical and biotechnology companies. We believe that our existing collaborations with GSK, Bayer and Celgene provide validation of our scientific approach, significant funding to advance our pipeline and access to development and commercial expertise for our partnered assets.

We have assembled a strong team of scientific, clinical and business leadership. Paul J. Hastings, our Chairman and Chief Executive Officer, has over 30 years of biopharmaceutical experience, including roles as Chief Executive Officer at multiple public companies. John Lewicki, Ph.D., our Executive Vice President, Research and Development, has over 30 years of research experience in biotechnology. Jakob Dupont, M.D., our Senior Vice President and Chief Medical Officer, has over 15 years of drug development experience in academia and industry and has played a key role in the clinical development of a number of anti-cancer agents, including recent clinical leadership on Avastin® development at Genentech (Roche).

Since our founding in August 2004, we have raised $703.9 million, consisting of $303.2 million in the form of equity financings, $399.5 million in the form of collaboration funding from our pharmaceutical partnerships, and $1.2 million in grants.

We believe that our broad, novel pipeline of antibody and protein-based therapeutics, our leadership in the fields of CSCs, immuno-oncology, cancer biology and antibody engineering and our experienced scientific, clinical and business management team provide us with distinct advantages that enable us to continue to discover and advance novel anti-cancer stem cell and immuno-oncology programs.

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

Chemotherapy, radiation and surgical resection of tumors are the most common approaches for treating cancer. While heightened vigilance, new diagnostic tests, combination therapies, improved treatment regimens and targeted therapies have resulted in improvements in overall survival for many cancer patients, we believe that there is still room for significant improvement in the treatment of cancer. Recently introduced immuno-oncology agents such as Keytruda® and Opdivo® may also hold promise of improving cancer outcomes, but many patients do not benefit from these agents based on clinical trial results to date. Therapeutic effects of chemotherapy and many targeted therapies are often relatively transient, and acquired resistance to therapies remains a significant clinical problem with patients frequently relapsing and the disease metastasizing to distant organs.

Understanding Cancer Stem Cells

The discovery of solid tumor CSCs in 2000 by our scientific founders provides a new framework for understanding cancer and, more importantly, a promising new therapeutic strategy for attacking cancer. CSCs are a subpopulation of tumor cells that share certain properties with normal stem cells; specifically, the ability to proliferate indefinitely and to differentiate into multiple cell types.  CSCs are believed to be responsible for tumor growth, recurrence after treatment with conventional therapies and metastatic spread of the disease. The inability of current therapies to efficiently eradicate CSCs may be a key reason for the failure of current treatments to achieve durable clinical responses.

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

CSCs have been shown by us and others to be selectively resistant to cytotoxic chemotherapy, radiotherapy and some targeted therapies. Because of the inherent resistance of CSCs to traditional therapies, many agents currently utilized for cancer treatment are not effective in targeting and eliminating CSCs. Thus, therapies that effectively produce early clinical responses, as noted by reductions in tumor volume, may nevertheless have limited effectiveness if they spare CSCs, as these cells will ultimately promote disease recurrence and spread. Conversely, we believe that therapeutic strategies aimed at eliminating CSCs within solid tumors, either specifically or in addition to bulk tumor cells, offer the potential of reducing disease progression and providing durable responses.

We have built a number of proprietary technologies that enable us to characterize CSCs, to identify novel drug targets and to evaluate the effects of our therapeutic product candidates on CSCs. Our expertise in identifying, isolating and monitoring CSCs using specific surface markers and flow cytometry enables our scientists to evaluate the importance of specific targets associated with key biologic pathways implicated in both stem cell biology and cancer. We develop antibodies against these targets using advanced protein engineering technologies, including antibody humanization, phage display, proprietary mammalian display and bispecific antibody platforms. We test our antibodies in proprietary xenograft models derived from freshly resected human tumors subsequently propagated in mice. We believe these patient-derived models are more representative of the clinical features of human tumors than the cell line-based models used in traditional cancer research. Our models also offer the ability to test the effects of therapeutic candidates on human tumors with varied genetic backgrounds, which in turn facilitates the identification of predictive biomarkers.

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

The Notch and Wnt pathways play key roles in embryonic development by regulating the fate of cells and tissues in normal organ development. These pathways have been known to be critical for the maintenance of stem cells and have been linked centrally to cancer. The Notch pathway has also been linked to other biological processes that are being targeted in cancer. For instance, the pathway plays an important role in neovascularization and has been linked to modulation of the immune system, including the regulation of T-cell activation. The Wnt pathway is frequently activated by mutations in colon cancer. The RSPO-LGR pathway is comprised of a family of four cell signaling ligands known as R-spondins 1-4 and three related receptor proteins, LGR4-6. This pathway has been highlighted as a key pathway in adult tissue stem cells and has been linked to the development of cancer. Our approach has been to (1) develop specific antibodies against key extracellular proteins that regulate cancer stem cell pathways, (2) characterize these antibodies in detail to assess their binding affinities and ability to inhibit the target protein and (3) optimize their biophysical properties to ensure their high quality of production for ultimate development and commercial manufacturing. To support these efforts, we have developed an advanced understanding of cancer biology and have developed proprietary tools and reagents to aid in the evaluation of candidate antibodies and enhance our understanding of mechanisms underlying pathway inhibition. Through this approach, we have successfully generated specific antibodies that block the Notch, Wnt and RSPO-LGR pathways, and we believe that we were among the first companies to initiate clinical trials with antibodies targeting these pathways.

Inhibition of CSC pathways has been shown to result in synergistic inhibition of tumor growth when combined with chemotherapeutic agents. Furthermore, we have shown that inhibition of these stem cell pathways drives differentiation of CSCs toward a non-tumorigenic state. Thus, CSC-directed agents hold the potential promise of dramatically improving cancer treatment. As a result of our efforts to discover novel antibody and protein-based treatments targeting CSCs, seven of our product candidates are in clinical development.

OncoMed’s Immuno-Oncology Research

Cancer is believed to thrive, in part, because of a number of cellular mechanisms that aid in the evasion of immune response – whether by inducing the “wrong” immune reaction, recruiting T-cell suppressor cells, releasing inhibitory molecules, conditions in the tumor microenvironment or a number of other factors.  Immuno-oncology therapies that block those evasion mechanisms and/or stimulate immune responses directed to cancer cells may be a powerful means of addressing the fundamental biologic pathways underlying the growth and spread of tumors and are rapidly emerging as a path to durable and long-lasting responses in certain patients.

Current approaches in development of immuno-oncology therapeutics include those targeting inhibitory proteins known as checkpoint inhibitors, such as Merck’s Keytruda® and Opdivo® made by Bristol Myers Squibb, which target an immune protein called PD-1. The PD-1 pathway is implicated in poor prognoses in a number of cancers and blocking these receptors appears to restore immune function in the tumor microenvironment. As durable single-agent responses have been achieved with these drugs in select solid tumor indications, new research efforts are underway focused on combining checkpoint inhibitors with other therapeutics to induce deeper and more robust responses. We have conducted preclinical studies of anti-DLL4 and anti-DLL4 plus anti-VEGF in combination with anti-PD-1 inhibitors and observed synergistic anti-tumor responses and heightened immune cell memory responses that are greater than can be achieved with any of the agents when used alone.

Other recently approved immuno-oncology approaches include bispecific T-cell engagers, or BiTE, a class of bispecific antibodies that direct functional interaction between T-cells and cancer cells to facilitate cancer cell killing. Another recently approved immuno-oncology approach is the use of oncolytic viruses that are genetically engineered to infiltrate cancer cells and result in cell death. Cancer vaccines made from actual cancer cells, antigen vaccines that boost immune system activity and dendritic cell vaccines that increase recognition of tumor-specific antigens by T-cells and natural killer cells are also among the immune therapy approaches beginning to gain traction in the clinic. Adding chimeric antigen receptors to patient T-cells, known as CAR-T therapy, to elicit a potent and tumor-specific immune response are currently being pursued by several companies in the clinic.

Leveraging the body’s own immune system to combat cancer may have several potential benefits over traditional chemotherapy, radiation and targeted therapy approaches. Namely, use of immuno-oncology agents can result in a highly selective targeting of disease, activate immunologic memory that could block the resurgence of tumors, and amplify the effect of other anti-cancer drugs when used as part of a combination regimen.

We have been conducting discovery research efforts focused on discovering and developing novel biologic agents that modulate immune function to promote tumor-specific T-cell immune responses and/or inhibit cancer cells’ immune evasion mechanisms.  We are utilizing our antibody engineering capabilities, including our bispecific platform and expertise in receptor-ligand biology to create highly differentiated immuno-oncology therapeutics.  We have developed several preclinical candidates which are demonstrating compelling efficacy and advancing towards clinical development.

OncoMed’s first immuno-oncology candidate was also our first an anti-cancer stem cell antibody to enter clinical trials. Demcizumab targets Delta-like Ligand 4, or DLL4, on the Notch CSC pathway. Through clinical and preclinical studies, we have observed that demcizumab has a multi-pronged mechanism of action, including anti-cancer stem cell, dys-angiogenesis and immuno-oncology properties.  Demcizumab’s activity on the immune system is believed to act on the regulation of T-cells through IL-17 and the suppression of monocytic myeloid-derived suppressor cells, or MDSCs.

A second immuno-oncology candidate is a GITRL-Fc fusion protein.  GITRL is a member of the tumor necrosis factor (TNF) family of ligands and functions to activate the co-stimulatory receptor GITR (glucocorticoid-induced tumor necrosis factor receptor) to enhance T-cell modulated immune responses.  Our GITRL-Fc agent is engineered using a novel single-gene linkerless GITRL trimer which enables effective GITR activation and robust anti-tumor immune response.  An undisclosed target that is part of our collaboration with Celgene, known as IO#2, is also advancing toward clinical trials.  We maintain a very active research effort in the area of immuno-oncology with earlier-stage research ongoing.

Our Product Candidates and Preclinical Programs

The following table summarizes the status of, and certain of our plans for, our product candidates and preclinical programs, each of which will be described and discussed in further detail below

GSK, Bayer, and Celgene have certain opt-in rights to the OncoMed proprietary programs identified in the chart with their respective company logos.

We anticipate potential data readouts for multiple Phase II clinical trials for our product candidates through 2017/2018. We also anticipate multiple potential milestones from our strategic alliance partners in the coming years based on successful advancement and trial results for our product candidates. The timing of these programs and receipt of these milestones is subject to the risks and uncertainties set forth under the caption “Risk Factors.”

Demcizumab (Anti-DLL4, OMP-21M18)

Demcizumab (anti-DLL4, OMP-21M18) is a humanized monoclonal antibody that inhibits Delta-like Ligand 4, or DLL4, in the Notch signaling pathway. We believe demcizumab was the first Notch pathway antibody to enter clinical testing. We have completed and published or presented multiple preclinical studies demonstrating robust anti-tumor and anti-CSC activity in multiple solid tumor types, including pancreatic, lung, breast, colon, melanoma and ovarian cancers. Based on preclinical studies, demcizumab appears to have a multi-pronged mechanism of action: halting cancer stem cell growth and reducing cancer stem cell frequency, disrupting angiogenesis in the tumor and augmenting anti-tumor immune responses by decreasing MDSCs.

Demcizumab is part of our strategic collaboration with Celgene. Celgene retains an option during certain time periods through the end of certain Phase II clinical trials to obtain an exclusive license to demcizumab, provided such clinical trials are conducted within a specified time period after the date of our agreement with Celgene.

We are conducting a Phase II trial, known as “DENALI”, for demcizumab in combination with standard-of-care carboplatin and pemetrexed (Alimta®) in non-small cell lung cancer and a Phase II trial, known as

“YOSEMITE”, for demcizumab in combination with standard-of-care gemcitabine and Abraxane® in pancreatic cancer. We are planning to initiate a Phase Ib trial evaluating the combination of demcizumab with anti-PD-1 therapy (pembrolizumab) in solid tumor patients in the first quarter of 2016.  Demcizumab was granted orphan drug designation for the treatment of pancreatic cancer by the FDA in 2014.

We initiated a single-agent Phase Ia trial of demcizumab in patients with advanced solid tumors in 2008 and completed the trial in November 2011. A total of 55 patients were treated in the Phase Ia trial. Interim results from this first-in-human trial were presented at the 22nd EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics in Berlin in 2010. In 2010, we initiated three Phase Ib clinical trials of demcizumab in combination with chemotherapy based on the single-agent data from our Phase Ia trial and our preclinical datasets. One trial enrolled first-line advanced pancreatic cancer patients, assessing safety and efficacy of demcizumab in combination with standard-of-care gemcitabine and Abraxane®, a second trial enrolled first-line advanced NSCLC patients, assessing safety and efficacy of demcizumab in combination with standard-of-care carboplatin and pemetrexed (Alimta®), and a third trial (which was closed due to resource prioritization) enrolled first or second-line colorectal cancer, assessing safety and efficacy of demcizumab in combination with standard-of-care FOLFIRI chemotherapy.  In 2013, we initiated a Phase Ib/II trial of demcizumab with paclitaxel in ovarian cancer and the Phase Ib portion of this trial has completed enrollment. As part of a budget and pipeline prioritization effort, we will not conduct the Phase II portion of this trial at this time.

The initial safety and efficacy data from these demcizumab Phase Ib trials were encouraging, although a few cases of reversible pulmonary hypertension and heart failure occurred in patients who were treated with continuous dosing for a prolonged period of time. As a result, we added new cohorts to these trials to enable the evaluation of a more limited duration of treatment (truncated dosing).Additionally, all patients are being followed with cardiac monitoring using B-type natriuretic peptide (BNP) (an early indicator of cardiotoxicity) and echocardiography. Cardioprotective medications, such as angiotensin-converting enzyme inhibitors, are being administered to patients with rising BNPs. The truncated dosing and cardiac monitoring strategies appear to have mitigated the risks of cardiopulmonary toxicity. In January 2016, we announced the December 2015 achievement of a $70.0 million safety milestone from Celgene related to the demcizumab development program. We achieved the $70.0 million safety milestone based on an analysis of available Phase Ib and blinded interim Phase II clinical trial safety data.  The data from the pancreatic, non-small cell lung, and ovarian cancer clinical trials showed no demcizumab-related Grade 3 or higher cardio-pulmonary toxicities among 155 patients treated with truncated dosing. Of those, 68 patients had received at least two cycles of demcizumab at the Phase II dose or higher and had been followed for at least 100 days.

Data from the Phase Ib demcizumab clinical trial of patients with first-line NSCLC were initially presented at the ASCO Annual Meeting in June 2015. A total of 46 patients were enrolled in the Phase 1b study, with 40 evaluable for efficacy across both cohorts. The overall clinical benefit rate was 88 percent. One patient (3%) had a complete response, 19 (48%) had partial responses and 15 (38%) had stable disease as measured by RECIST criteria. A RECIST partial response means that there has been at least a 30 percent decrease in the sum of the diameters of measured tumor lesions, taking as reference the baseline sum diameters, and that there has been no growth of new or non-measurable tumor lesions. RECIST stable disease means that there has been less than a 30 percent decrease and no more than a 20 percent increase in the sum of the diameters of measured tumor lesions, taking as reference the smallest sum of measured tumor lesions since treatment started, and that there has been no growth of new target or non-measurable tumors.

The regimen of demcizumab-carboplatin-pemetrexed was generally well-tolerated with fatigue, nausea and manageable hypertension being the most common demcizumab-related toxicities.  The truncated dosing regimen of demcizumab and patient monitoring appears to prevent the onset of reversible cardiopulmonary toxicities.  Twenty-three patients were dosed at or above the Phase II dose of demcizumab (5 mg/kg every 3 weeks) utilizing the truncated approach in the Phase Ib NSCLC trial and no moderate-to-severe cardiovascular toxicities occurred.  In addition, the Phase II dose of demcizumab shows sustained pharmacodynamic modulation of the Notch pathway in patient samples.

In 23 advanced-stage patients who received continuous dosing of demcizumab plus standard-of-care chemotherapy 43 percent (10 of 23) were alive past two years, demonstrating prolonged survival in this subset of patients. In August, 2015 we updated survival data for 23 patients who received truncated doses of demcizumab plus chemotherapy and were showing a similar trend toward improved survival. At that time, 52 percent (12 of 23) of patients who received truncated doses of demcizumab plus carboplatin and pemetrexed remained alive from 8-30 months after initial dosing. A December 2015 update of continuous dosing data revealed one additional death with 39 percent (9 of 23) of patients alive past 2 years. In the truncated dose cohort, 35 percent (8 of 23) of patients remain alive between 12 and 34 months after the initiation of treatment and median overall survival is 11.6 months. Although these data represent a Phase Ib clinical trial in small numbers of patients, they suggest that a subset of patients treated with the demcizumab truncated dosing regimen in NSCLC continues to derive long-term benefit.  These data continue to support and enable the current randomized Phase II "DENALI" trial.

Data from the ongoing pancreatic cancer Phase Ib trial were most recently presented at the January 2016 Gastrointestinal Cancers Symposium in San Francisco. The Phase Ib dose-escalation and expansion study assessed the safety, biomarker, and anti-tumor activity of demcizumab and gemcitabine plus Abraxane® in 32 previously untreated patients with advanced pancreatic cancer.  The updated Kaplan-Meier estimated median progression-free survival was 7.1 months and median overall survival was 12.7 months for patients who received the demcizumab-gemcitabine-Abraxane combination.  Current standard-of-care treatment for advanced pancreatic cancer with gemcitabine and Abraxane®, based on Phase III data included in the Abraxane package insert, has median progression-free survival of 5.5 months and median overall survival of 8.5 months.

Of 28 evaluable patients who received the demcizumab-gemcitabine-Abraxane combination 14 (50%) had a RECIST partial response (unconfirmed) and 11 achieved stable disease, resulting in a clinical benefit rate of 89 percent.

The combination of demcizumab and gemcitabine plus Abraxane was generally well tolerated with fatigue, nausea and vomiting being the most common drug related toxicities.  Truncated demcizumab therapy (i.e. 70 days of therapy) appears to have potential to prevent the onset of late cardiopulmonary toxicity, as none of the 32 patients treated in this manner developed heart failure or pulmonary hypertension.  Pharmacodynamic analyses demonstrated clear down regulation of Notch pathway gene expression at the Phase II dose of demcizumab.

We are also planning to initiate a Phase Ib trial evaluating the combination of demcizumab with anti-PD-1 therapy (Keytruda® or pembrolizumab) in solid tumor patients in the first quarter of 2016. In preclinical research presented at the American Association of Cancer Research Annual Meeting in 2015, we reported on the impact of an anti-DLL4 and anti-PD-1 on antitumor immune responses.  The combination of anti-DLL4 and anti-PD-1 was found to have more potent antitumor and enhanced immuno-oncology activity than either agent alone.  In addition to the synergistic anti-cancer immune responses observed, the combination of anti-DLL4 and anti-PD-1 reduced tumor growth in re-implantation experiments, suggesting a more profound memory immune response induced by the combination.

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

Tarextumab is currently being tested in the Phase II portion of a Phase Ib/II clinical trial, known as “PINNACLE” (Phase Ib/II Investigation of anti-Notch Antibody therapy with platinum chemotherapy and etoposide in small cell Lung carcinoma Efficacy and safety), in previously untreated patients with extensive-stage small cell lung cancer. The Phase II portion began enrolling patients in December 2014. A second Phase Ib/II clinical trial, known as ALPINE” (Antibody therapy in first-Line Pancreatic cancer Investigating anti-Notch Efficacy and safety), was initiated in 2012 to evaluate tarextumab combined with standard-of-care gemcitabine plus Abraxane® in first-line pancreatic cancer and has subsequently been discontinued.  The Phase II portions of both of our tarextumab clinical trials include analyses of a potential predictive biomarker of Notch3 tumor overexpression to identify patients that might derive the greatest benefit from tarextumab.

In January 2015, we received orphan drug status designation from the FDA for tarextumab for both pancreatic and small cell lung cancer indications.

We initiated a Phase Ia dose-escalation trial of tarextumab in 2010 and have completed enrollment of advanced refractory solid tumor patients in the trial. We presented interim results of this trial in a poster discussion session at the ASCO Annual Meeting in June 2012. Additional Phase I clinical data were presented in a plenary session at the EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics in November 2012. In the Phase I trial, tarextumab was generally well tolerated. We established three maximum tolerated doses (MTDs) of 2.5 mg/kg weekly, 7.5 mg/kg every other week and 7.5 mg/kg administered every three weeks for the product candidate. The dose limiting toxicity was diarrhea. Diarrhea appeared less pronounced with every other and every three week dosing schedules. The other most common treatment-related adverse events that occurred in the Phase Ia trial included fatigue, nausea, anemia, decreased appetite, hypokalemia, and vomiting. The pharmacokinetics of tarextumab in patients are characterized by fast and dose-dependent clearance. However, pharmacodynamic analyses on surrogate and tumor tissue suggest that Notch pathway modulation is sustained for a week or more after dosing. There was also clear downregulation of the Notch3 target in serial tumor biopsies after treatment with tarextumab. Several patients (Kaposi’s Sarcoma, adenoid cystic carcinoma, liposarcoma, triple negative breast cancer, and rectal cancer) had prolonged stable disease for 56 or more days.

Final data from the Phase Ib portion of the ALPINE trial were most recently presented at the January 2015 Gastrointestinal Cancers Symposium in San Francisco. Tarextumab was generally well tolerated when administered with gemcitabine and Abraxane® with manageable, on-target drug-related toxicities. The Phase II dose of tarextumab was determined to be 15 mg/kg every two weeks in combination with the standard-of-care. Among the 29 patients evaluable for response using RECIST criteria, 11 (38%) achieved partial responses, with an additional 10 (35%) achieving stable disease for an overall clinical benefit rate of 73 percent. Median progression-free survival, or PFS, and overall survival, or OS, values for the three drug combination of tarextumab-gemcitabine-Abraxane® were 5.6 months and 11.6 months, respectively, for all patients treated with the three-drug combination.

Additionally, the data presented included biomarker analyses that showed that among patients whose tumor samples had elevated levels of Notch3 gene expression, trends toward higher response rates and longer survival were noted, as compared to patients with low Notch3 expression. Median progression-free survival and overall survival for patients with high Notch 3 expression (using a 50 percent cut-off) were 6.6 months and 14.6 months, respectively. Given the small sample size and potential imbalances in patient characteristics, these preliminary efficacy and predictive biomarker observations were being assessed in the randomized, placebo-controlled, Phase II ALPINE trial, comparing the efficacy of standard-of-care gemcitabine and Abraxane® either with tarextumab or with placebo. The Phase II portion of the trial was initiated in 2014.

On January 25, 2016, we announced feedback received from a pre-planned interim analysis by the data safety monitoring board, or DSMB, of the ALPINE Phase II clinical trial indicating a statistically significant worsening of response rate and progression-free survival in the treatment arm in the overall intent-to-treat population, as well as a negative trend in Notch biomarker subgroups, as well as a strong trend to lack of benefit in the treatment arm for overall survival, regardless of Notch biomarker levels, suggesting a low probability of achieving a statistically significant OS benefit  based on analyses reviewed by the DSMB. Following receipt of that feedback, we promptly discontinued patient dosing in the ALPINE trial and proceeded to unblind the study.  Subsequently, based on our initial analysis of unblinded interim Phase II data, we confirmed key findings by the DSMB regarding futility of the ALPINE trial.  Post-hoc, exploratory, and ongoing analyses conducted by OncoMed revealed subgroups of patients with decreased survival and a subgroup of pancreatic cancer patients which appears to exhibit improved survival with tarextumab. We will continue to analyze the ALPINE data and plan to present the data at a future medical meeting.

Following notification of the ALPINE DSMB's January 2016 findings, we initiated interactions with tarextumab clinical investigators, partner GSK, the FDA and the PINNACLE trial's DSMB chairperson to assess potential impact of these results on the overall development program, including the ongoing Phase II PINNACLE trial in small-cell lung cancer patients.

PINNACLE trial investigators received an addendum to the informed consent form that included a description of the interim analysis from ALPINE.  The FDA and the PINNACLE DSMB were provided unblinded data from both Phase II trials, a description of our exploratory analysis of the ALPINE results and related trial materials for review.  The independent analyses of the FDA and PINNACLE DSMB indicated that the PINNACLE trial could continue under the supervision of the PINNACLE DSMB monitoring for safety and efficacy and that appropriate safeguards are in place. We, our investigators, and patients remain blinded to the PINNACLE trial data.

The randomized Phase II PINNACLE trial is comparing progression-free survival outcomes for patients treated with tarextumab administered at 15 mg/kg every three weeks in combination with etoposide and cisplatin or carboplatin versus patients who receive placebo plus chemotherapy.  Additionally, progression-free survival will be assessed using a predictive biomarker for high tumor Notch3 expression.  Secondary endpoints for the Phase II clinical trial study include overall survival, overall response rate, pharmacokinetics, safety and other biomarkers.  The PINNACLE clinical trial study is being conducted at about 40 sites in the U.S. and is expected to enroll approximately 135 patients.

Data from the Phase Ib portion of the PINNACLE trial were most recently presented at the 16th Annual Targeted Therapies of Lung Cancer Meeting in February 2016.  The Phase Ib dose-escalation trial enrolled 27 previously untreated patients with extensive-stage small cell lung cancer to assess the safety, biomarker, and anti-tumor activity of tarextumab in combination with etoposide and platinum-based chemotherapy. Doses of tarextumab ranged from 5 mg/kg to 15 mg/kg and a Phase II combination dose of 15 mg/kg every three weeks was selected. Among all patients in the trial, median progression-free survival was 4.4 months and the median overall survival was 10.3 months. Additional survival benefit was observed in 15 patients who received higher doses of tarextumab (at or above 12.5 mg/kg every three weeks) in combination with standard-of-care therapy, with a median progression-free survival of 5.8 months and median overall survival of 16 months. On-target adverse events associated with tarextumab included diarrhea, fatigue, nausea and decreased appetite. These were mostly Grade 1 or 2 events, and manageable with supportive care.  No dose-limiting toxicities were observed at the Phase II dose of 15 mg/kg with platinum-based chemotherapy and etoposide.

As previously reported at the 2015 ASCO Annual Meeting, 77 percent of evaluable patients achieved RECIST responses and six achieved stable disease for an overall clinical benefit rate of 100 percent.  Greater tumor size reductions were observed among those patients who received doses of tarextumab at or above 12.5 mg/kg.  Results from the Phase II PINNACLE trial are anticipated in 2017.

Vantictumab (anti-Fzd7, OMP-18R5)

Our vantictumab product candidate is a fully human monoclonal antibody that modulates Wnt pathway signaling by binding to Frizzled receptors 1, 2, 5, 7 and 8. We initiated Phase I clinical testing of vantictumab in 2011. Preclinically, we have observed strong anti-tumor activity in combination with multiple types of approved therapies in solid tumor models, including pancreatic, breast, lung, melanoma, hepatocellular, ovarian, colorectal and other cancers. In addition to synergy in reducing tumor volume with approved therapies, vantictumab reduces CSC frequency in our preclinical models. It also induces differentiation of tumorigenic cells to cell types that are less tumorigenic and more susceptible to conventional chemotherapy. Data from a solid tumor single-agent dose-escalation Phase Ia trial of vantictumab were presented at the 2013 ASCO meeting and updated at the 2013 European Cancer Congress (ECC) in Amsterdam in September 2013. A total of 29 patients with advanced and refractory solid tumors were treated with single-agent vantictumab in the Phase Ia trial. Evidence of single-agent activity of vantictumab was noted in several patients with neuroendocrine tumors (NETs). Vantictumab was well tolerated up to the dose of 15 mg/kg every three weeks. This dose of vantictumab is above the target efficacious dose based on minimally passaged human tumor xenograft models. Vantictumab shows pharmacodynamic (PD) effects on the Wnt pathway in patient samples in the Phase I clinical trial. There were certain bone effects, including mild to moderate grade bone adverse events in some patients that were appropriately managed in the trial with a bone risk mitigation plan that involved monitoring, prophylactic supplements and administration of zoledronic acid, if indicated. The most common treatment-related adverse events in the Phase Ia trial for vantictumab have included fatigue and nausea. The Phase Ia trial has now been completed.

We initiated three Phase Ib clinical trials in 2014 in distinct solid tumor indications in combination with standard-of-care therapies, one trial in each of breast cancer, pancreatic cancer, and NSCLC. In 2014, in light of adverse bone events seen in the clinical trials, we voluntarily paused enrollment and dosing in these trials. The FDA placed the vantictumab program on partial clinical hold. We worked with bone experts, investigators, and the FDA, and the partial clinical hold was removed in approximately 90 days. The clinical trials have resumed enrollment. We anticipate presenting initial data from one or more of the Phase Ib trials in 2016.

Vantictumab is part of our collaboration with Bayer. Bayer has an option to license vantictumab at any point through completion of certain Phase Ib trials. In November 2015 we amended our agreement with Bayer to allow us the right to add, in our sole discretion, an additional dose escalation cohort of six patients to our Phase Ib trial of vantictumab in combination with standard-of-care therapy in breast cancer. We also agreed with Bayer to add six additional patients to the expansion cohort of this Phase Ib trial. The additional data are intended to further elucidate the profile of these product candidates and to inform Bayer’s opt-in decisions. Bayer has agreed to reimburse us for all out-of-pocket expenses to support this additional patient enrollment. Recently, we agreed with Bayer to discontinue the Phase 1b trial in NSCLC in order to focus efforts on enrolling the breast cancer expansion cohort and drive to data from the Phase Ib trial in pancreatic cancer. Delivery of opt-in packages to Bayer for vantictumab and/or ipafricept is now anticipated in late 2016 or early 2017.

Ipafricept (Fzd8-Fc, OMP-54F28)

Ipafricept is our second Wnt pathway modulator. Ipafricept is a fusion protein, or decoy receptor, containing part of the Fzd8 receptor fused to a human Immunoglobulin Fc domain. It has a distinct mechanism of action versus vantictumab, namely, binding Wnt ligands rather than binding Frizzled receptors. Ipafricept has shown evidence of strong anti-tumor activity in solid tumors including pancreatic, breast, hepatocellular, ovarian, colorectal and other cancers, and reduction of CSC frequency in multiple preclinical models, either as a single agent or when combined with approved therapies. Ipafricept is part of our collaboration with Bayer. Bayer retains an option to license ipafricept at any point through the completion of certain Phase Ib clinical trials. In addition, we entered into a manufacturing services agreement with Bayer HealthCare LLC whereby Bayer HealthCare LLC manufactures bulk drug substance for this program.

We began enrolling a Phase Ia trial of ipafricept in July 2012 in patients with advanced solid tumors. Initial data from the Phase Ia trial was most recently presented at the 2014 American Society for Clinical Oncology (ASCO) Annual Meeting. The Phase Ia single-agent study of ipafricept enrolled 26 patients with advanced refractory solid tumors into seven dose-escalation cohorts to determine safety, pharmacokinetics (PK), pharmacodynamics (PD) and efficacy. Of 26 evaluable patients, eight experienced prolonged stable disease with tumor assessments for 112 days or longer on the study. Tumor indications with prolonged stable disease include pancreatic, renal cell, testicular, thyroid, non-small cell lung cancer, as well as desmoid tumors and basal cell carcinoma. Ipafricept was well tolerated up to 20 mg/kg every three weeks, double the estimated target efficacious dose based on PK and preclinical efficacy data. Ipafricept-related adverse events were mild to moderate (Grades 1 and 2) and manageable, including dysgeusia (altered taste), decreased appetite, fatigue, muscle spasms, nausea and vomiting. One related Grade 3 adverse event of increased blood phosphorus was reported. PD modulation of Wnt pathway genes was observed starting at 2.5 mg/kg. Doubling of ß-CTX, suggesting increased bone turnover, was predominantly seen at higher dose levels and was reversible with prophylactic supplements and zoledronic acid, if indicated. Patient enrollment in the Phase Ia trial has now been completed.

We initiated three Phase Ib clinical trials in 2014 in pancreatic cancer in combination with gemcitabine plus Abraxane®, in ovarian cancer in combination with taxane and platinum chemotherapy, and in hepatocellular carcinoma in combination with sorafenib. In 2014, in light of adverse bone events seen in the clinical trials, we voluntarily paused enrollment and dosing in these trials. The FDA placed the ipafricept program on partial clinical hold. We worked with bone experts, investigators, and the FDA, and the partial clinical hold was removed in approximately 90 days. Recently, we agreed with Bayer to discontinue the Phase 1b trial in HCC in order to focus efforts enrolling the pancreatic and ovarian cancer trials. We anticipate presenting initial data from at least one of these trials in 2016.  We amended our agreement with Bayer in November 2015 to allow us the right to add, in our sole discretion, an additional dose escalation cohort of six patients to our Phase Ib trial of ipafricept in combination with standard-of-care therapies in ovarian cancer. We also agreed with Bayer to add six additional patients to the expansion cohort of this Phase Ib trial. Bayer has agreed to reimburse OncoMed for all out-of-pocket expenses to support this additional patient enrollment.

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

Brontictuzumab (Anti-Notch1, OMP-52M51)

Our anti-Notch1 antibody, brontictuzumab, is a humanized monoclonal antibody, and has shown substantial activity in Notch-dependent tumors in preclinical studies. Two single-agent Phase Ia trials have been conducted for brontictuzumab, one in hematologic malignancies and one in solid tumors. We ceased development of brontictuzumab in hematologic malignancies in 2015, following completion of the Phase Ia trial.

Brontictuzumab is part of our collaboration with GSK. GSK has a standard option during certain time periods through the completion of specified Phase II trials to obtain an exclusive license to brontictuzumab or, in some cases, an early option during certain time periods through completion of certain Phase I trials to obtain an exclusive license.

Data from the solid tumor Phase Ia trial were most recently presented in an oral plenary session at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in November 2015. Brontictuzumab demonstrated single-agent activity in a biomarker-selected refractory patient population. Among 15 patients whose tumors overexpressed the activated form of Notch1, as measured by our proprietary immunohistochemistry (IHC) test, eight patients achieved stable disease or partial response for an overall clinical benefit rate of 53 percent. In a subsequent update, nine patients achieved stable disease or partial response for overall clinical benefit rate of 56 percent. Anti-tumor activity was observed in adenoid cystic carcinoma, colorectal cancer and HER2 negative breast cancer. Partial responses were observed in two patients with adenoid cystic carcinoma after just one dose of brontictuzumab. Among patients whose tumors measured high in Notch1 activation, five have survived 100 days or longer as of the data cut off.   In biomarker negative subjects, only one of 11 had clinical benefit (9%).  Brontictuzumab was generally well tolerated, with the most common adverse event being on-target, manageable diarrhea.  Notch pathway and cancer stem cell pathway markers were reduced in surrogate patient samples (blood) at doses above 1.5 mg/kg every three weeks.  The single agent Phase II dose of brontictuzumab was established as 1.5 mg/kg every three weeks.

We are planning a Phase Ib clinical trial of brontictuzumab combined with chemotherapy in colorectal cancer patients including an expansion cohort of biomarker-selected subjects. GSK and OncoMed have agreed to share out-of-pocket costs on the Phase Ib clinical trial described above and are currently discussing a potential extension of GSK's Phase Ia option through the end of Phase Ib.

Anti-DLL4/VEGF Bispecific (OMP-305B83)

We utilized our proprietary bispecific antibody technology to discover a monoclonal antibody (OMP-305B83) that targets both DLL4 and VEGF. DLL4 is the target for one of our lead product candidates, demcizumab. VEGF is the target for bevacizumab, which is currently approved and used to treat a number of solid tumors including colorectal, NSCLC, breast, renal cell, brain cervical, and ovarian cancers and had worldwide revenues of $7.0 billion in 2014. We believe our bispecific approach offers a unique opportunity given the related biology of these two factors in regulating new blood vessel formation.

This program is part of our strategic collaboration with Celgene. Celgene retains an option during certain time periods through the end of certain Phase I clinical trials to obtain an exclusive license to our anti-DLL4/VEGF bispecific program.

We filed an IND for our anti-DLL4/VEGF bispecific product candidate in 2014 and are currently enrolling advanced solid tumor patients in a single-agent Phase Ia trial. Preclinical data were most recently presented at the

November 2015 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. Preclinical studies of anti-DLL4/anti-VEGF bispecific antibody in xenograft tumor models demonstrated superior anti-tumor activity compared to either anti-DLL4 and anti-VEGF antibodies alone.  The combination of anti-DLL4 and anti-VEGF resulted in broad-spectrum activity in many different tumor types including breast, colon, ovarian and pancreatic tumors.  In serial transplantation studies, the anti-DLL4/VEGF bispecific antibody showed a greater effect than anti-DLL4 alone in delaying tumor recurrence following the termination of treatment and reducing the frequency of cancer stem cells in the tumors.  Researchers also observed that simultaneous inhibition of DLL4 and VEGF induced a down-regulation of vasculature-related genes and decreased vasculature density.  The anti-DLL4/VEGF bispecific antibody showed an improved cardiac safety profile in cynomolgus monkeys compared to anti-DLL4 which may translate to an improved safety profile in the clinic.

We also presented preclinical data for anti-DLL4 combined with anti-VEGF and anti-PD-1 during the Society for Immunotherapy of Cancer (SITC) Conference in November 2015. A series of preclinical experiments compared the impact of anti-DLL4 plus anti-VEGF and a triple blockade of DLL4, VEGF, and PD-1 on anti-tumor immune responses. The combination of anti-DLL4, anti-VEGF and anti-PD-1 was found to have more potent anti-tumor and enhanced immuno-oncology activities than any of these agents alone based on a number of measures. The triple blockade of DLL4-VEGF-PD-1 significantly inhibited tumor growth with more pronounced tumor regression. The addition of anti-DLL4 and anti-VEGF also improved anti-tumor activity of anti-PD-1 alone in both anti-PD-1 responsive and non-responsive cancers in murine models.

Anti-RSPO3 (OMP-131R10)

In 2007, we identified that the R-spondin, or RSPO, ligands signal through the LGR receptor family and filed patent applications on therapeutic techniques based on this discovery. We believe we have a significant intellectual property position on antibodies that disrupt RSPO-LGR pathway signaling. We have identified antibodies to proteins in this family that modulate RSPO-LGR signaling and have generated preclinical data demonstrating activity. In preclinical studies anti-RSPO3 antibody demonstrated robust in vivo anti-tumor efficacy as a single agent and in combination with standard of care across a range of solid tumors, including colon, lung, ovarian, and pancreatic cancers, among others. The anti-RSPO3 antibody delayed tumor recurrence following termination of chemotherapy, and decreased the frequency of cancer stem cells.

We initiated a Phase Ia/Ib solid tumor trial of anti-RSPO3 (OMP-131R10) in July 2015, initially enrolling patients with advanced refractory solid tumors.  The open-label study is designed to assess the safety, pharmacokinetics, pharmacodynamics and initial evidence of efficacy of the anti-RSPO3 antibody.  Once a single-agent dose has been identified, biomarker-selected patients will be enrolled in a Phase 1a expansion arm to obtain additional preliminary information on possible anti-tumor activity. In the Phase Ib portion of the trial initiated in January 2016, anti-RSPO3 is being tested in second-line colorectal cancer patients in combination with the chemotherapeutic standard of care in metastatic colon cancer, known as FOLFIRI.

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

Emerging Immuno-Oncology Pipeline

Our discovery activities include efforts directed at fundamental biologic targets in immuno-oncology. We have developed multiple preclinical immunotherapeutic product candidates that are demonstrating activity and are being advanced towards clinical development. Portions of this research activity are part of our strategic collaboration with Celgene. In December 2015, we achieved a $2.5 million milestone as a result of Celgene’s designation of an undisclosed product candidate.

Among several novel discoveries in preclinical testing are robust T-cell activating agents utilizing fully human single-gene GITR trimeric ligand (GITRL) attached to an antibody framework. In a series of preclinical studies presented at the CRI-CIMT-EATI-AACR Inaugural International Cancer Immunotherapy Conference in September 2015, our GITRL-Fc agent activated GITR signaling more effectively than an agonist GITR antibody and promoted robust anti-tumor immune responses, including the potentiation of antigen-specific T-cell Th1 type immunity and a reduction of regulatory T-cell (Treg) immune suppressive activity.  In multiple murine tumor graft models GITRL-Fc enabled complete eradication of some tumors as a single agent.  We are preparing for a potential IND filing for our GITRL-Fc program or for the undisclosed product candidate that is part of our Celgene collaboration within the next 12 months.

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

In recent years, we have also been conducting discovery research efforts concentrated on exploring novel immunotherapeutic strategies. These efforts leverage our expertise in receptor-ligand biology, and have resulted in the potential identification of certain novel undisclosed targets that are intended to restore immune system function against tumors. We have generated several models in-house in mice with intact immune systems to study this biology, as well as several novel hybrid models with human tumors and partially-intact mouse immune function. To date, we have developed multiple preclinical immuno-oncology product candidates that are demonstrating efficacy and are being advanced towards clinical development.

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

Key Collaboration and License Agreements

In the normal course of our business, we enter into a variety of collaboration, partnership and license arrangements with third parties, certain of which are discussed below.

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

We are eligible to receive from GSK, (1) with respect to tarextumab, aggregate payments of up to $344.5 million of milestones and contingent consideration, including an option exercise fee and development, regulatory and commercialization payments, of which $25.0 million had been earned through December 31, 2015, in addition to percentage royalties in the low double digits to high teens on net product sales, and (2) with respect to brontictuzumab, aggregate payments of up to $349.5 million of milestones and contingent consideration, including an option exercise fee and development, regulatory and commercialization payments, of which $19.0 million had been earned through December 31, 2015, in addition to percentage royalties in the low double digits to high teens on net product sales. In addition, we are eligible to receive bonus payments of up to $15.0 million based on clinical success, for a total of $665.0 million of potential future payments as of December 31, 2015. If GSK elects not to exercise its options for tarextumab and/or brontictuzumab during the relevant option periods, or if GSK terminates those programs, we will have worldwide rights to such program(s), subject to, under certain circumstances, GSK’s right of first negotiation to obtain an exclusive license to develop and commercialize brontictuzumab. If GSK elects to exercise its option for tarextumab, we are eligible to receive a $25.0 million milestone payment. If GSK elects to exercise its option for brontictuzumab based on Phase Ia data, we will be eligible to receive an $18.75 million milestone payment. If GSK defers its decision to opt-in until the end of Phase II clinical trial, the option exercise fee for brontictuzumab increases to $25.0 million. GSK and OncoMed have recently agreed to share out-of-pocket costs on a Phase Ib clinical trial and are currently discussing a potential extension of GSK's Phase Ia option for brontictuzumab through the end of Phase Ib.

In July 2012, we further amended our agreement to revise the structure of the milestone payments to reflect the decision to initiate a Phase Ib/II trial for tarextumab. We initiated the second of two Phase Ib/II trials for tarextumab in 2013, triggering a cash payment of $8.0 million from GSK, which was recorded as deferred revenue. This deferred revenue was recognized in 2014 with the initiation of the Phase II portion of the “ALPINE” pancreatic cancer trial. We enrolled the first biomarker-selected patient in the expansion stage of the brontictuzumab Phase Ia trial in solid tumors in January 2015, triggering a cash milestone payment of $5.0 million from GSK.

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

Strategic Alliance with Bayer

In June 2010, we entered into a strategic alliance with Bayer to discover, develop and commercialize novel anti-CSC biologic and small molecule therapeutics targeting the Wnt signaling pathway. Under this collaboration, Bayer may exercise its option to obtain an exclusive license to develop and commercialize biologic therapeutics in one or more defined biologic therapeutic classes. Bayer may exercise its option for such biologic therapeutics at any point up to the completion of Phase I trials. If Bayer exercises its option with respect to a class of biologic therapeutics, Bayer will receive an exclusive license to develop and commercialize all therapeutics in such class in all indications. We are eligible to receive a $25.0 million milestone payment upon Bayer’s option exercise for vantictumab and a $15.0 million milestone payment upon Bayer’s option exercise for ipafricept. Under this collaboration, we and Bayer also agreed to jointly conduct research to discover potential new small molecule therapeutics targeting the Wnt pathway, and we granted Bayer a non-exclusive license to our Wnt pathway assay technology for the research and development of such small molecule therapeutics. Bayer may, within a specified time period, elect to advance such small molecule therapeutics into development, and obtain an exclusive license to commercialize such therapeutics. Under our collaboration, we lead the discovery and development of biologic therapeutic products prior to Bayer’s exercise of its option, and Bayer leads discovery, development and commercialization of small molecule therapeutics. In addition to an upfront cash payment of $40.0 million, we are eligible to receive option fees and research, development, regulatory and commercial milestone or post-option contingent consideration payments of up to $387.5 million per program for each biologic therapeutic product successfully developed, in addition to royalties on net product sales. Percentage royalties for certain biologic product candidates are in the low double digits to high teens. For certain other biologic product candidates, percentage royalties are in the mid-single digits to low double digits. Bayer is obligated to make payments to us upon achievement of research, development, regulatory and commercial milestones, plus advancement fees, for small molecule therapeutics that could total up to $112.0 million per program, in addition to single-digit percentage royalties on net product sales. To date, we have received $30.0 million in payments specific to vantictumab and $20.0 million in payments specific to ipafricept. While the total number of potential programs is uncapped, the parties currently intend to advance up to three biologic and two small molecule candidates. We may co-develop biologic therapeutic products to which Bayer obtains an exclusive license under specified circumstances. If Bayer elects not to exercise its options for any class of biologic therapeutic products under the collaboration during the relevant option periods, we will have worldwide rights to such program(s). In addition, under certain termination circumstances, we would also have worldwide rights to the terminated program(s).

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

In November 2015, we further amended our agreement with Bayer to allow us the right to add, in our sole discretion, an additional dose escalation cohort of six patients to each of our Phase Ib trial of vantictumab in combination with standard-of-care therapy in breast cancer and our Phase Ib trial of ipafricept in combination with standard-of-care therapies in ovarian cancer. In addition, we agreed with Bayer to add six additional patients to the expansion cohort of each of these Phase Ib trials. Bayer agreed to reimburse us for out-of-pocket expenses we incur in connection with the inclusion of the additional patients in these trials.

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

In addition to an upfront cash payment of $177.2 million, including an equity investment of $22.2 million, we are eligible to receive option fees upon Celgene’s exercise of the option for each biologic therapeutic program (for up to six biologic therapeutic programs). The collaboration also includes milestone payments for achievement of specified development, regulatory and commercial milestones, paid on a per-product and per-program basis. The option exercise payments and payments for achievement of development, regulatory and commercial milestones may total up to (1) approximately $791.0 million for products in the demcizumab program, including a $70.0 million payment upon the achievement of certain pre-determined safety criteria in Phase II clinical trials with respect to demcizumab, (2) $505.0 million for products in the anti-DLL4/VEGF bispecific program, and (3) approximately $440.0 million for products achieving regulatory approval that are directed to targets in each of the RSPO-LGR signaling pathway and the undisclosed pathway programs for which Celgene exercises its option.

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

In December 2013, we sold 1,470,588 shares of our common stock to Celgene at a price of $15.13 per share, which resulted in gross proceeds to us of $22.2 million. We agreed with Celgene that, after we have qualified for the use of Form S-3 and upon the written request of Celgene, we would prepare and file with the Securities and Exchange Commission a registration statement on Form S-3 for purposes of registering the resale of the shares specified in Celgene’s written request. We also agreed, among other things, to indemnify Celgene under the registration statement from certain liabilities and to pay all fees and expenses (excluding any legal fees of the selling holder(s) above $10,000 per registration statement and any underwriting discounts and selling commissions) incident to our obligations to register the resale of Celgene’s shares of our common stock.

In the fourth quarter of 2014, the lead candidate in our anti-RSPO3 program, OMP-131R10, was designated as a clinical candidate in the collaboration, triggering a $2.5 million payment from Celgene. We initiated Phase Ia/Ib solid tumor trial of anti-RSPO3 (OMP-131R10) in July 2015, initially enrolling patients with advanced refractory solid tumors.  In the fourth quarter of 2015, Celgene designated an undisclosed preclinical immuno-oncology program (“IO#2”), triggering a $2.5 million milestone payment from Celgene. Also in the fourth quarter of 2015, based on an analysis of then-available Phase Ib and blinded interim Phase II clinical trial safety data associated with the demcizumab program, we achieved the safety criteria, triggering a $70.0 million milestone payment from Celgene.

Summary of Potential Future Milestones from GSK, Bayer, and Celgene Programs:

Overall, under our collaboration agreements with Celgene, Bayer, and GSK, we are eligible for over $5 billion in total potential milestone and option payments from our partners in future years beginning January 1, 2016, including up to the following approximate amounts for individual programs:

•	Demcizumab: $720 million
•	Tarextumab: $319.5 million
•	Vantictumab: $357.5 million
•	Ipafricept: $347.5 million
•	Brontictuzumab: $330.5 million
•	Anti-DLL4/VEGF bispecific: $505 million
•	Anti-RSPO3: $440 million
•	Additional RSPO and undisclosed pathway biologics: ~$440 million each, up to 3 programs
•	Bayer small molecule programs: $110 million

•	Celgene small molecule programs: $100 million
•	Undisclosed collaboration programs: $460 million

As of December 31, 2015, we have received over $450.5 million in total from our current partners since 2007, including upfront payments, milestones, fees, and equity investments.

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

MorphoSys

In June 2006, we entered into a subscription and license agreement with MorphoSys. Under this agreement, we obtained access to certain phage display technologies, as well as a research license under certain patents covering such technologies, to identify antibodies that bind targets of interest to us as therapeutics. Under this agreement, we have obtained two exclusive, worldwide, commercial therapeutic licenses from MorphoSys to clinically develop and commercialize antibodies identified using the licensed technologies, which relate to tarextumab and vantictumab, respectively. We also obtained from MorphoSys a worldwide, non-exclusive, royalty-free extended research license to use certain antibodies identified during the subscription term for research purposes after the subscription term. As of December 31, 2015, we have paid MorphoSys an aggregate of €3.8 million (approximately $5.4 million) under the subscription and license agreement, including technology access fees and subscription fees. We additionally paid $47,000 for support fees. Under our amended agreement with GSK, GSK reimburses us for 50% of the payments we make to MorphoSys for tarextumab under the MorphoSys agreement, and we have received a total of $992,000 from GSK in such reimbursements as of December 31, 2015.

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

Lonza Sales AG

In August 2012, we entered into a multi-product license agreement with Lonza Sales AG, or Lonza. This agreement relates to the process development and manufacturing of our biologics portfolio with Lonza. Under the multi-product license agreement, we receive licenses to utilize Lonza’s glutamine synthetase gene expression system and related technologies for commercial production of our product candidates. Under this license agreement, we paid an upfront payment of $488,000 and are obligated to pay Lonza certain payments up to £1.4 million on achievement of specified milestones for each licensed product, and royalties up to the very low single digits on sales of licensed products. The multi-product license agreement shall remain in force on a product by product and country by country basis until expiration of our obligation to make payments to Lonza with respect to such product in such country. The agreement can otherwise be terminated by us for any reason or no reason upon advance written notice to Lonza, or by either us or Lonza upon the other party’s material breach of the agreement, or if the other party ceases to carry on business. Lonza may also terminate the licenses granted under the agreement if we challenge any of the Lonza patent rights.

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

We have a total of over 700 patents and pending patent applications in our patent portfolio. As of December 31, 2015, we were sole owners of over 50 issued patents or allowed patent applications in the United States and almost 300 issued patents or allowed patent applications in foreign jurisdictions (including the individual countries in which our European patents are validated), as well as approximately 350 additional pending patent applications (including provisionals) in the United States, Europe and other jurisdictions. In addition to the patents and patent applications owned solely by us, our patent portfolio also includes patents and patent applications licensed from the University of Michigan. As of December 31, 2015, we had an exclusive, worldwide license from the University of Michigan to over 40 issued U.S. and foreign patents, as well as several pending applications in the U.S. or selected foreign jurisdictions. A few of the patents in the portfolio licensed from the University of Michigan are jointly owned by us.

The patent portfolios for our seven most advanced product candidates as of December 31, 2015 are summarized below.

•

Demcizumab (Anti-DLL4, OMP-21M18). A core patent family in our demcizumab portfolio is owned solely by us and covers both the composition of matter and methods of use of demcizumab. This family includes an issued U.S. composition-of-matter patent, an allowed U.S. method-of-use patent application, issued foreign patents or allowed foreign patent applications in approximately 50 countries, and 9 additional pending U.S. or foreign patent applications. The issued U.S. patent expires in 2028. Other patents that issue in this family will generally be expected to expire in 2027. Our portfolio also includes an issued U.S. patent exclusively licensed from the University of Michigan that broadly covers the use of anti-DLL4 antibodies for the treatment of cancer and expires in 2022. Also included in our demcizumab portfolio are additional U.S. and foreign patents and patent applications that relate to demcizumab, certain uses of demcizumab, and/or related biomarkers, which, to the extent they are issued or will issue as patents, will generally be expected to expire between 2021 and 2035.

•

Tarextumab (Anti-Notch2/3, OMP-59R5). A core patent family in our tarextumab portfolio is owned solely by us and covers both the composition of matter and methods of use of tarextumab. This family includes two issued U.S. composition-of-matter patents, one expiring in 2030 and the other in 2029, an issued U.S. method-of-use patent expiring in 2029, an issued U.S. polynucleotide patent expiring 2029, issued foreign patent or allowed foreign patent applications in over 50 countries, and over 15 additional pending U.S. or foreign patent applications. Patents that issue in this family are generally expected to expire in 2029. We are also sole owners of an issued U.S. patent broadly covering tarextumab that expires in 2028, an issued U.S. patent broadly covering uses of tarextumab in the treatment of cancer that expires in 2027 and issued patents in 13 European countries that relate to tarextumab and/or certain of its uses and expire in 2027. Our portfolio also includes additional pending patent applications relating to tarextumab, certain of its uses, and/or related biomarkers, which, to the extent they issue, will generally be expected to have expiration dates ranging from 2025 through 2035.

•

Brontictuzumab (Anti-Notch1, OMP-52M51). Our brontictuzumab portfolio includes a core patent family that is owned solely by us and covers both the composition of matter and methods of using brontictuzumab. As of December 31, 2015, this family includes two issued U.S. composition-of-matter and method-of-use patents expiring in 2029, an additional issued U.S. polynucleotide patent, issued foreign patents or allowed foreign patent applications in almost 50 countries, and over 15 additional pending U.S. or foreign patent applications. Patents that issue in this family are generally expected to expire in 2029. Our portfolio also includes several additional issued U.S. and foreign patents relating to certain uses of brontictuzumab that expire in 2025 or 2031. Our portfolio further includes pending patent applications relating to brontictuzumab, certain of its uses and/or related biomarkers, which, to the extent they issue, will generally be expected to have expiration dates ranging from 2025 through 2035.

•

Vantictumab (OMP-18R5). A core patent family in our vantictumab portfolio is owned solely by us, covers both the composition of matter and methods of use of vantictumab and includes an issued U.S. composition-of-matter patent, an issued U.S. method-of-use patent, an issued U.S. polynucleotide patent, an allowed U.S. patent application, eight issued foreign patents or allowed foreign patent applications and over ten additional pending U.S. and foreign patent applications. The issued U.S. patents expire in 2029, and to the extent that additional patents in this family issue, they are also expected to expire in 2029. Other U.S., PCT, and foreign patent applications in our portfolio relate to vantictumab, certain of its uses, and/or related biomarkers and, to the extent they issue or are used to establish nonprovisional patent applications that issue, are expected to have expiration dates ranging from 2024 through 2036.

•

Ipafricept (Fzd8-Fc, OMP-54F28). We solely own a patent family that specifically covers both the composition of matter and methods of use of ipafricept and includes one issued U.S. composition-of-matter patent, three issued foreign patents, and over 15 pending U.S. and foreign patent applications. Patents that issue in this family are generally expected to expire in 2031, although the issued U.S. patent will expire in 2034. We are also the sole owners of two broad issued U.S. patents relating to certain Fzd-Fc biologics and uses of Fzd-Fc biologics in the treatment of cancer that expire in 2026 or 2027, an issued U.S. patent to related polynucleotides that expires in 2026, an allowed U.S. patent application related to methods of inhibiting Wnt signaling, and related issued foreign patents or allowed foreign patent applications in approximately 40 countries. Additional U.S., PCT, and foreign pending patent applications in our portfolio that are solely owned by us relate to ipafricept, certain uses of ipafricept, and/or related biomarkers and, to the extent they issue or are used to establish nonprovisional patent applications that issue, are expected to expire between 2026 and 2036.

•

Anti-DLL4/VEGF (OMP-305B83). A core patent family solely owned by us specifically covers both the composition of matter and methods of use of OMP-305B83 and includes an issued U.S. composition-of-matter and method-of-use patent expiring in 2032, a pending U.S. patent application, two issued foreign patents, and over 25 pending foreign patent applications. Patents that issue in this core family are generally expected to expire in 2032. Our portfolio also includes several other issued U.S. and foreign patents that relate to OMP-305B83 and/or certain methods of its use and expire between 2021 and 2031. Additional U.S., PCT and foreign patent applications solely owned by us that relate to OMP-305B83, certain methods of its use, and/or related biomarkers are also pending and, to the extent they issue or are used to establish nonprovisional patent applications that issue, are expected to expire between 2027 and 2036.

•

Anti-RSPO3 (OMP-131R10). Our OMP-131R10 portfolio includes a core patent family that is solely owned by us and specifically covers both the composition of matter and methods of use of OMP-131R10. As of December 31, 2015, this family includes one issued U.S. composition-of-matter patent expiring 2033, one pending U.S. patent application, and over 25 pending foreign patent applications. Patents that issue from the applications in this core family will be expected to expire in 2033. We are also sole owners of an issued U.S. composition-of-matter patent broadly covering human or humanized monoclonal anti-RSPO3 antibodies that disrupt binding of RSPO to LGR or disrupt RSPO activation of LGR signaling and an issued U.S. patent broadly covering uses of such anti-RSPO3 antibodies in the treatment of cancer. Both patents expire in 2028. Also included in our OMP-131R10 portfolio are additional foreign, PCT, and U.S. patent applications that relate to OMP-131R10, certain uses of OMP-131R10, and/or related biomarkers, which, to the extent they issue as patents, or are used to establish nonprovisional patent applications that issue as patents, will be expected to expire between 2028 and 2036.

Our portfolio also includes patents and patent applications relating to our platform technologies, including CSC technologies, bispecific antibody engineering technologies and antibody display technologies, including our mammalian display technologies. A number of the patents and patent applications exclusively licensed from the University of Michigan are based in part on the discovery by our scientific founders of CSCs in solid epithelial tumors and relate to enriched CSC compositions, CSC markers, methods for enriching for CSCs and/or assays for screening anti-CSC agents. Two of the licensed U.S. CSC patents are jointly owned by us, cover certain assays for determining the effect of agents on CSC frequency in solid epithelial tumors and expire in 2021. In addition, we are sole owners of several pending U.S. and foreign patent applications directed to our bispecific antibody technology, which, to the extent they issue, are expected to expire in 2030. We also own three issued U.S. patents expiring in 2031, several issued foreign patents, and several pending U.S. and foreign patent applications covering our antibody display technology. Patents that issue from our antibody display patent applications will be expected to expire in 2031.

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

Competition

We compete in the pharmaceutical, biotechnology and other related markets that address solid tumor cancers and hematologic cancers. We face significant competition from many pharmaceutical and biotechnology companies that are also researching and selling products designed to address these markets. Many of our competitors have materially greater financial, manufacturing, marketing, research and drug development resources than we do. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors.

It is possible that our competitors will develop and market drugs or other treatments that are less expensive and more effective than our product candidates, or that will render our product candidates obsolete. It is also possible that our competitors will commercialize competing drugs or treatments before we or our partners can launch any products developed from our product candidates. If approved for marketing by the FDA or other regulatory agencies worldwide, demcizumab or our other product candidates, would compete against existing cancer treatments such as Avastin®, Erbitux®, Yervoy™, Keytruda®, Opdivo®, chemotherapies, and potentially against other novel drug candidates or treatments that are currently in development, such as atezolizumab. Additionally, there are several additional monoclonal antibodies in development for cancer, such as an anti-DLL4 antibody from MedImmune (MEDI0639), which we believe is in Phase I development. Regeneron had also reported development of an anti-DLL4 program (REGN421, or SAR153192 or enoticumab) but announced discontinuation of the program in 2015. Abbvie’s ABT-165, an anti-DLL4/VEGF dual variable domain immunoglobulin, is reportedly being studied in Phase I clinical trials.

In the Notch pathway, several companies, including Merck, Lilly, Pfizer, Roche and others, have attempted to advance small molecule gamma-secretase inhibitors, or GSIs, in clinical development. The advancement of these agents appears to have been complicated with toxicities, particularly gastrointestinal toxicity. While our Notch pathway targeting agents have also shown signs of toxicity, we believe our approach of selectively modulating the Notch pathway, via highly-targeted antibodies, may offer improved therapeutic index over less-selective small molecule approaches such as GSIs. With respect to the Wnt pathway, we believe that there may be some early-stage small molecule programs being advanced by other companies. We believe Novartis is conducting a Phase Ib/II of Wnt-974, formerly LGK974, a small-molecule Porcupine (PORCN) inhibitor that blocks Wnt signalling.  Prism Pharmaceuticals is conducting a Phase II clinical trial of PRI-724, a modulator of Wnt signaling that inhibits the CREB binding protein and β-catenin interaction. We believe our antibodies and protein-based therapeutics targeting the Wnt pathway have the potential to be first-in-class therapies in this pathway and may offer beneficial selectivity profiles.

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

In the United States, the FDA regulates drugs, medical devices and biologic products under the Federal Food, Drug, and Cosmetic Act, or FFDCA, its implementing regulations and other laws, including, in the case of biologics, the Public Health Service Act. Our product candidates are subject to regulation by the FDA as biologics. Biologics require the submission of a Biologics License Application, or BLA, and approval by the FDA before being marketed in the United States. None of our product candidates has been approved by the FDA for marketing in the United States, and we currently have no BLAs pending. If we fail to comply with applicable FDA or other requirements at any time during the product development process, clinical testing, the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us. The process required by the FDA before our biologic product candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies all performed in accordance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an IND application which must become effective before human clinical trials in the United States may begin;
•

performance of adequate and well-controlled human clinical trials all performed in accordance with the FDA’s good clinical practice, or GCP, regulations, to establish the safety and efficacy of the drug candidate for each proposed indication;

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

Clinical trials involve the administration of the product candidate to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be used. Each protocol must be submitted to the FDA as part of the IND. An independent institutional review board, or IRB, for each medical center proposing to conduct a clinical trial must also review and approve a plan for any clinical trial before it can begin at that center and the IRB must monitor the clinical trial until it is completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP requirements, including the requirements for informed consent.

All clinical research performed in the United States in support of a BLA must be authorized in advance by the FDA under the IND regulations and procedures described above. However, a sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA so long as the clinical trial is conducted in compliance with an international guideline for the ethical conduct of clinical research known as the Declaration of Helsinki and/or the laws and regulations of the country or countries in which the clinical trial is performed, whichever provides the greater protection to the participants in the clinical trial. We are conducting our demcizumab (OMP-21M18) Phase Ib clinical trials in Australia, New Zealand and Europe, our demcizumab Phase Ib/II trial in the United States, and our demcizumab Phase II trials in the United States, Europe, Australia and, for one Phase II trial, Canada. We may include clinical trial centers in the United States, Canada, Australia and Europe in any other clinical trials that we may initiate for demcizumab in the future. We designed our clinical trials to comply with FDA regulatory requirements for the use of foreign clinical data in support of a BLA, and we intend to utilize data from these demcizumab Phase Ib and Phase II clinical trials in support of our future U.S. and worldwide development and potential commercialization. We may pursue similar development strategies for our other product candidates. Presently, for our other clinical stage candidates, we are utilizing clinical research sites in the United States. We plan to include the United States, Europe and other territories in our later-stage clinical development program for our product candidates we develop independently prior to filing for a BLA with the FDA, or comparable applications with the European Medicines Agency, or EMA, and other relevant regulatory agencies in global markets.

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

We believe that any of our products approved as a biological product under a BLA should qualify for a 12-year period of non-patent exclusivity currently permitted by the BPCIA. Specifically, the BPCIA established an abbreviated pathway for the approval of biosimilar biologics, including the possible designation of a biosimilar as “interchangeable,” based on their similarity to existing brand products. Under the BPCIA, an application for a biosimilar product cannot be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA, and the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. There is a risk that, as proposed by President Obama, the U.S. Congress could amend the BPCIA to significantly shorten this 12-year exclusivity period or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. The BPCIA is complex and is only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes that operate to limit the scope or length of exclusivity afforded by the BPCIA could have a material adverse effect on the future commercial prospects for our biological products. In addition, foreign regulatory authorities may also provide for exclusivity periods for approved biological products. For example, biological products in Europe may be eligible for a 10-year period of exclusivity.

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

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Regulation of Diagnostic Tests

In the United States, the FFDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Diagnostic tests are classified as medical devices under the FFDCA. Unless an exemption or FDA exercise of enforcement discretion applies, diagnostic tests generally require marketing clearance or approval from the FDA prior to commercialization. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and approval of a premarket, or PMA approval.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The full impact on our business of the Affordable Care Act and other new laws is uncertain. Nor is it clear whether other legislative changes will be adopted, if any, or how such changes would affect the demand for our drugs once commercialized.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposes new reporting requirements on certain drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit reports to the government by the 90th day of each calendar year. Certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

Employees

As of December 31, 2015, we had 122 employees, 45 of whom hold Ph.D.s, M.D.s, D.V.M.s, Pharm.D.s or multiple advanced degrees. Of our total workforce, 98 employees are engaged in research and development, and 24 employees are engaged in business development, finance, legal, human resources, facilities, information technology administration and general management. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We believe that our relations with our employees are good.

Research and Development

Our research and development costs were $92.9 million, $76.4 million, and $50.0 million for the years ended December 31, 2015, 2014, and 2013, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional detail regarding our research and development activities, which are funded in part through payments received from our collaborators GSK, Bayer and Celgene.

Customer Concentration and Geographic Information

All or a significant portion of our revenues for the years ended December 31, 2015, 2014, and 2013 were derived from GSK, Bayer, and Celgene. GSK and Bayer are located outside of the United States, in the United Kingdom and Germany, respectively. See Notes 2 and 10 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

All of our revenues for the years ended December 31, 2015, 2014, and 2013 were earned in the United States. All of our long-lived assets are located in the United States.

About OncoMed

We were incorporated in Delaware and commenced operations in 2004. Our principal offices are located at 800 Chesapeake Drive, Redwood City, California 94063, and our telephone number is (650) 995-8200. Our website address is www.oncomed.com. The information contained in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

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

We are a clinical development-stage biopharmaceutical company. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We do not currently have any product candidates in pivotal clinical trials or approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2004. Our net losses for the years ended December 31, 2015, 2014, and 2013 were $85.4 million, $50.0 million, and $26.1 million, respectively. As of December 31, 2015, we had an accumulated deficit of $309.8 million.

We expect to continue to incur significant losses for the foreseeable future. We expect these losses and our cash utilization to increase in the near term as we continue to conduct clinical trials for demcizumab (OMP-21M18, anti-DLL4), tarextumab (OMP-59R5, anti-Notch2/3), vantictumab (OMP-18R5, anti-Fzd7), ipafricept (OMP-54F28, Fzd8-Fc), brontictuzumab (anti-Notch1, OMP-52M51), anti-DLL4/VEGF bispecific (OMP-305B83) and anti-RSPO3 (OMP-131R10), file additional Investigational New Drug, or IND, filings for additional product candidates such as GITRL-Fc and the Celgene-partnered undisclosed preclinical immuno-oncology program (“IO#2”), and conduct research and development of our other product candidates. We are collaborating with GlaxoSmithKline LLC (formerly SmithKline Beecham Corporation), or GSK, to develop certain therapeutic antibody product candidates targeting the Notch signaling pathway, namely tarextumab and brontictuzumab. We are collaborating with Bayer Pharma AG (formerly Bayer Schering Pharma AG), or Bayer, to develop biologic and small molecule therapeutic product candidates targeting the Wnt signaling pathway, including vantictumab and ipafricept. We are also collaborating with Celgene Corporation, or Celgene, to discover, develop and commercialize certain anti-CSC biologic product candidates, including demcizumab, anti-DLL4/VEGF bispecific, anti-RSPO3 and IO#2, and, if Celgene exercises its option to do so, to discover and develop small molecule anti-CSC therapeutics targeting an undisclosed pathway. Under these agreements, GSK, Bayer, and Celgene have certain options to obtain exclusive licenses for the development and commercialization of the product candidates being developed in the collaboration. If either GSK or Bayer exercises its option to obtain a license to develop and commercialize such product candidates, GSK or Bayer, as applicable, will assume responsibility for funding obligations with respect to further clinical development and commercialization of such product candidates. If Celgene exercises its option to obtain a license to develop and commercialize biologic product candidates for a program under its agreement with us, then, on a program by program basis, unless we elect not to co-develop and co-commercialize the product candidates for the applicable program in the United States, or if such program is the one program targeting either the RSPO-LGR pathway or the undisclosed pathway to which we have no co-development and co-commercialization rights, we will be responsible for a one-third share of the global development costs of product candidates for such program, with Celgene bearing the remaining two-thirds of such costs, and we will be entitled to participate in the commercialization activities for product candidates for such program in the United States, and to share 50% of all profits and losses arising from U.S sales of such product candidates. If we elect not to co-develop and co-commercialize the product candidates for a program, or the program is the one program to which we do not have co-development and co-commercialization rights, then Celgene will generally assume responsibility for funding obligations with respect to clinical development and commercialization of product candidate for such program after option exercise, with the exception of certain costs for certain continuing clinical trials for which we were responsible prior to option exercise. Also, if Celgene exercises its option to obtain a license to discover, develop and commercialize small molecule product candidates, we will collaborate with Celgene on the discovery of and research on small molecule therapeutics, but Celgene will be solely responsible for development and commercialization of such therapeutics. However, if GSK, Bayer, or Celgene do not exercise their options, or if our collaborations with our strategic partners terminate, we will be responsible for funding further development of the relevant product candidates unless we enter into another collaboration for such product candidates.

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

We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidates that are in clinical development, including demcizumab (OMP-21M18, anti-DLL4), tarextumab (OMP-59R5, anti-Notch2/3), brontictuzumab (anti-Notch1, OMP-52M51), vantictumab (OMP-18R5, anti-Fzd7), ipafricept (OMP-54F28, Fzd8-Fc),  anti-DLL4/VEGF bispecific (OMP-305B83) and anti-RSPO3 (OMP-131R10), for the treatment of various types of cancer.

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

Our programs and product candidates are in the early stages of drug discovery or clinical trials and are subject to the risks of failure inherent in drug development. As of the date of this Annual Report on Form 10-K, seven of our current product candidates, demcizumab (OMP-21M18, anti-DLL4), tarextumab (OMP-59R5, anti-Notch2/3), brontictuzumab (anti-Notch1, OMP-52M51), vantictumab (OMP-18R5, anti-Fzd7), ipafricept (OMP-54F28, Fzd8-Fc), anti-DLL4/VEGF bispecific (OMP-305B83) and anti-RSPO3 (OMP-131R10), have been tested in cancer patients. We will need to conduct significant additional preclinical studies and/or clinical trials before we can demonstrate that any of our product candidates is safe and effective to the satisfaction of the FDA and other regulatory authorities. Preclinical studies and clinical trials are expensive and uncertain processes that may take years to complete. For example, we incurred significant expenses related to the clinical development of demcizumab, one of our most advanced product candidates. Demcizumab advanced into Phase II clinical trials in early 2015 despite having entered Phase Ia in 2008. The delay of entry into Phase II trials is attributable to the occurrence of cardiopulmonary events in the Phase I trials, including hypertension, which required the administration of one or more anti-hypertensive medications. Further, in certain patients in the Phase Ia and Phase Ib trials for demcizumab, pulmonary hypertension and/or heart failure were seen, particularly in patients who were treated with demcizumab for prolonged periods of time (more than 100 days). These events were considered treatment-related, resulted in demcizumab being placed on partial clinical hold, meaning that patients on study could continue to receive treatment, but new patients could not be started on study, in our Phase Ia trial in the United States. We believe that the cardiopulmonary toxicity of demcizumab is reversible upon cessation of dosing, and we implemented a risk mitigation plan involving intermittent and truncated dosing of demcizumab, cardiac monitoring, and early intervention with cardioprotective medication, if indicated, in our Phase Ib trials to enhance the therapeutic index of demcizumab by maximizing efficacy and managing tolerability. Following our submission of a data package to the FDA including data from the Phase Ib trials, the FDA notified us in December 2012 that demcizumab was no longer on partial clinical hold in the United States, and a Phase Ib/II trial of demcizumab in combination with paclitaxel in platinum-resistant ovarian cancer patients was initiated in September 2013, or MDACC, and enrollment was completed in the Phase Ib trials in pancreatic cancer and non-small cell lung cancer. In early 2015, we initiated and began enrolling patients in a Phase II trial of demcizumab in combination with carboplatin and pemetrexed in non-small cell lung cancer and a Phase II trial of demcizumab in combination with gemcitabine plus Abraxane® in pancreatic cancer.

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational biologic. A number of companies in the biotechnology industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase II and Phase III clinical trials, despite promising results in earlier clinical trials. We do not know whether any Phase II, Phase III or other clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any of our product candidates. If later stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted.

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

Clinical trials may also be delayed, suspended or terminated as a result of ambiguous or negative interim results, or results that are inconsistent with earlier results. For example, in January 2016, feedback received from a pre-planned interim analysis by the data safety monitoring board, or DSMB, of the ALPINE Phase II clinical trial of tarextumab in pancreatic cancer indicated there was a statistically significant worsening of response rate and progression-free survival in the treatment arm in the overall intent-to-treat population, as well as a negative trend in Notch biomarker subgroups.  The feedback from the DSMB also indicated that there was a strong trend to lack of benefit in the treatment arm for overall survival, or OS, regardless of Notch biomarker levels, suggesting a low probability of achieving a statistically significant OS benefit based on analyses reviewed by the DSMB.  Following receipt of that feedback, we promptly discontinued patient dosing in the ALPINE trial and proceeded to unblind the study.  Subsequently, based on our own initial analysis of unblinded interim Phase II data, we confirmed key findings by the DSMB regarding futility of the ALPINE trial.  Post-hoc, exploratory, and ongoing analyses conducted by OncoMed revealed subgroups of pancreatic cancer patients with decreased survival and a subgroup of pancreatic cancer patients which appears to exhibit improved survival with tarextumab. We cannot assure you that any of our clinical trials, including our tarextumab clinical trial in small cell lung cancer or our other clinical trials with product candidates directed to the Notch pathway, will succeed or that any of our product candidates, including tarextumab, brontictuzumab, or demcizumab, will reach the point where they are able to be successfully commercialized.

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

Our clinical trials may be suspended, delayed, or terminated at any time for a number of safety-related reasons. For example, we may voluntarily suspend, delay, or terminate our clinical trials if at any time we believe that our product candidates present an unacceptable safety risk to the clinical trial patients. In addition, IRBs or regulatory agencies may order the temporary discontinuation or termination of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, including if they present an unacceptable safety risk to patients. Administering any product candidate to humans may produce undesirable side effects. The existence of undesirable side effects resulting from our product candidates could cause us or regulatory authorities, such as the FDA, to interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory agencies denying further development or approval of our product candidates for any or all targeted indications. This, in turn, could affect whether GSK, Bayer and/or Celgene exercise their development options under our strategic collaborations and could prevent us from commercializing our product candidates. Further, our programs modulate novel classes of targets. As a result, we may experience unforeseen adverse side effects with our existing and future product candidates, including demcizumab (anti-DLL4, OMP-21M18), vantictumab (OMP-18R5, anti-Fzd7) and ipafricept (OMP-54F28, Fzd8-Fc).

The pharmacokinetic, pharmacodynamic, and safety profile of preclinical studies may not be indicative of results in any clinical trial. As of the date of this Annual Report on Form 10-K, seven of our current product candidates have been tested in cancer patients. We have observed adverse events in clinical trials for all our product candidates. We currently believe these adverse events are manageable. Nevertheless, such adverse events may cause challenges in development, approval and/or commercialization.

For example, following the occurrence of certain bone-related adverse events, we voluntarily halted enrollment and dosing in our ongoing Phase I clinical trials of our vantictumab and ipafricept programs until revised protocols and risk mitigation plans could be submitted to and concurred with by the FDA and the study sites’ IRBs. In view of our voluntary halting of these programs, the FDA subsequently placed these programs on partial clinical hold. After review of our revised protocols and risk mitigation plans, the FDA removed its partial clinical holds on our vantictumab and ipafricept programs in August 2014 and September 2014, respectively. Failure can occur at any stage of the drug development process, and we cannot assure you that vantictumab, ipafricept or any of our product candidates will reach the point where they are able to be successfully commercialized.

The toxicity profile of demcizumab has been shown to include cardiopulmonary events, including hypertension that was generally manageable. In certain patients treated with demcizumab, reversible pulmonary hypertension and/or heart failure have been observed, resulting in the implementation of a risk mitigation strategy including limiting the intermittent and truncated dosing of demcizumab, cardiac monitoring, and early intervention with cardioprotective medication, if indicated. The most common treatment-related adverse events experienced by patients treated in our Phase Ib trials for demcizumab include fatigue, vomiting, hypertension and nausea. The most common treatment-related adverse events experienced by patients treated with tarextumab (OMP-59R5, anti-Notch2/3) in the Phase Ib portions of the tarextumab Phase Ib/II clinical trials include diarrhea, fatigue, decreased appetite, anemia, nausea, hypokalemia, and vomiting. The most common treatment-related adverse events experienced by patients treated with brontictuzumab (anti-Notch1, OMP-52M51) in the Phase Ia clinical trial include diarrhea, nausea, fatigue and vomiting. The toxicity profile of vantictumab has been shown to include certain bone effects, including mild to moderate grade bone adverse events, resulting in the implementation of a bone risk mitigation plan involving monitoring, prophylactic supplements and administration of zoledronic acid, if indicated, in our vantictumab trials. The most common treatment-related adverse events experienced by patients treated with vantictumab include fatigue and nausea. The most common treatment-related adverse events experienced by patients treated with ipafricept include decreased appetite, fatigue, muscle spasms, nausea, vomiting and dysgeusia (altered taste sensation). The toxicity profile of ipafricept has also been shown to include certain bone effects, including mild to moderate grade bone adverse events, and a bone risk mitigation plan that involves monitoring, prophylactic supplements and administration of zoledronic acid, if indicated, has been implemented in our ipafricept trials. In addition, treatment-related adverse events have also been experienced by patients treated with anti-DLL4/VEGF bispecific (OMP-305B83) in the Phase Ia clinical trial initiated at the end of 2014.

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

If GSK, Bayer, or Celgene declines to exercise its options with respect to one or more product candidates covered by its collaboration agreement, or terminates its collaboration agreement with us, we will need to secure funding to advance development of those programs on our own and/or secure relationships with collaborators that have the necessary capital and expertise. In addition, if we are unable to achieve or are delayed in achieving anticipated research or development milestones, and unable to obtain or are delayed in obtaining the applicable milestone payments, for any product candidate under our collaboration agreements with GSK, Bayer, and Celgene, we are likely to need additional funding to advance such product candidate prior to our achievement of such research or development milestones or our partners’ decisions regarding option exercise with respect to such product candidate if development of that program is not discontinued. In addition, if Celgene exercises its option to any of the programs to which we have co-development and co-commercialization rights, and we retain our option to co-

develop and co-commercialize that program, then, despite having certain mechanisms in place in our collaboration agreement with Celgene to control expenses, we may need to secure additional funding to support our obligations to pay one-third of global development costs for such program. We may also choose to advance our product candidates and programs that are not part of the GSK, Bayer, or Celgene collaborations independently without partnering such product candidates and programs, which will require substantial funds. If any of our independent product candidates receive regulatory approval and are commercialized, substantial expenditures will also be required. As of December 31, 2015, we had $157.3 million in cash, cash equivalents and short-term investments. We believe that our available cash, cash equivalents and short-term investments, together with the $70.0 million safety milestone for demcizumab achieved in December 2015 and recorded as accounts receivable, will be sufficient to fund our anticipated level of operations at least through the end of 2017, even without taking into account potential future milestone payments to us. Our future financing requirements will depend on many factors, some of which are beyond our control, including:

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

•

the costs of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the results of such litigation;

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

Since our founding, we have invested a significant portion of our time and financial resources in the development of multiple product candidates that are now included in our Bayer, GSK, and Celgene collaborations. The programs included in our GSK collaboration include tarextumab (OMP-59R5, anti-Notch2/3) and brontictuzumab (anti-Notch1, OMP-52M51). The programs included in our Bayer collaboration include vantictumab (OMP-18R5, anti-Fzd7) and ipafricept (OMP-54F28, Fzd8-Fc), plus additional biologic and small molecule programs. The programs included in our Celgene collaboration include demcizumab (OMP-21M18, anti-DLL4), anti-DLL4/VEGF bispecific (OMP-305B83), anti-RSPO3 (OMP-131R10) and an undisclosed preclinical immuno-oncology program (“IO#2”), plus additional biologic and small molecule programs. Our ability to continue to advance these programs in development prior to option exercise by GSK, Bayer or Celgene is highly dependent on achieving certain development milestones in these programs and triggering related milestone fee payments to us.

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

Under our agreement with Celgene, Celgene has options to obtain an exclusive license to develop further and commercialize biologic therapeutics in specified programs, which may be exercised during specified time periods through completion of certain clinical trials, provided that such completion occurs within a specified time period. Celgene’s options may be exercised on a program-by-program basis for up to six biologic programs, including the demcizumab program, the anti-DLL4/VEGF bispecific program, the anti-RSPO3 program, the IO#2 program, and up to two additional programs targeting the RSPO-LGR signaling pathway and/or targets in the undisclosed pathway. Celgene also has a seventh option, which, if exercised at any time until the fourth anniversary of the date of the Agreement, would permit Celgene to discover, develop and commercialize small molecule therapeutics directed to targets in an undisclosed pathway under the collaboration. Celgene may decide not to exercise any or all of its options.

In addition to the upfront payment of $177.2 million, including a $22.2 million equity investment, we are eligible to receive option fees upon Celgene’s exercise of the option for each biologic therapeutic program (for up to six biologic therapeutic programs). The collaboration also includes milestone payments for achievement of specified development, regulatory and commercial milestones, paid on a per-product and per-program basis. The option exercise payments and payments for achievement of development, regulatory and commercial milestones may total up to (1) approximately $791.0 million for products in the demcizumab program, including a payment of $70.0 million upon the achievement of certain pre-determined safety criteria in Phase II clinical trials with respect to demcizumab, (2) $505.0 million for products in the anti-DLL4/VEGF bispecific program, and (3) approximately $440.0 million for products achieving regulatory approval that are directed to targets in each of the RSPO-LGR signaling pathway and the undisclosed pathway programs for which Celgene exercises its option. We have received milestone payments related to these programs to date. However, there is no guarantee that any programs under our collaboration with Celgene will successfully advance to achieve the relevant further development, regulatory and commercial milestones and that we will receive the associated milestone payments on our anticipated timelines or at all.

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

Although we conduct certain preclinical studies, we currently do not have the ability to independently conduct preclinical studies that comply with good laboratory practices, or GLP. We also do not currently have the ability to independently conduct any clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to conduct GLP compliant preclinical studies and clinical trials on our product candidates. The third parties with which we contract for execution of our GLP preclinical studies and our clinical trials play a significant role in the conduct of these studies and trials and the subsequent collection and analysis of data. These third parties are not our employees and, except for restrictions imposed by our contracts with such third parties, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our GLP compliant preclinical studies and clinical trials, we remain responsible for ensuring that each of our GLP preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. The FDA and regulatory authorities in other jurisdictions require us to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials, in order to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials.

Many of the third parties with whom we contract may also have relationships with other commercial entities, some of which may compete with us. If the third parties conducting our GLP preclinical studies or our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical trial protocols or to GCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties. This could be costly, and our preclinical studies or clinical trials may need to be extended, delayed, terminated or repeated, and we may not be able to obtain regulatory approval in a timely fashion, or at all, for the applicable product candidate, or to commercialize such product candidate being tested in such studies or trials.

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

An important element of our clinical development strategy for certain of our product candidates such as demcizumab (OMP-21M18, anti-DLL4), tarextumab (OMP-59R5, anti-Notch2/3), brontictuzumab (anti-Notch1, OMP-52M51), vantictumab (OMP-18R5, anti-Fzd7), ipafricept (OMP-54F28, Fzd8-Fc) and anti-RSPO3 (OMP-131R10) is that we seek to identify patient subsets within a disease category who may derive selective and meaningful benefit from the product candidates we are developing. In collaboration with our partners, we plan to develop companion diagnostics for selected product candidates to help us to more accurately identify patients within a particular subset. Such companion diagnostics would be used during our clinical trials as well as in connection with the commercialization of our product candidates. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and therefore require separate regulatory clearance or approval prior to commercialization. The clinical development of novel therapeutics with a companion diagnostic is complex from an operational and regulatory perspective because of the need for both the drug and the diagnostic to receive regulatory clearance or approval.

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

Even if we obtain FDA or other regulatory approvals, and are able to launch our product candidates commercially, our product candidates may not achieve market acceptance among physicians, patients and third-

party payors and, ultimately, may not be commercially successful. Market acceptance of our product candidates for which we receive approval depends on a number of factors, including:

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

As of December 31, 2015, we had 122 employees. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our business strategy requires that we:

•

manage our clinical trials effectively, including one Phase Ib/II trial for tarextumab (OMP-59R5, anti-Notch2/3), two Phase II trials for demcizumab (OMP-21M18, anti-DLL4), two Phase Ib trials each for vantictumab (OMP-18R5, anti-Fzd7) and ipafricept (OMP-54F28, Fzd8-Fc), and Phase I trials for brontictuzumab (anti-Notch1, OMP-52M51), anti-DLL4/VEGF bispecific (OMP-305B83) and anti-RSPO3 (OMP-131R10), most of which are being conducted, or are expected to be conducted, at multiple trial sites, as well as additional clinical trials we expect to initiate in the future, including additional clinical trials we expect to initiate in 2016;

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

Although a substantial amount of our efforts will focus on the continued clinical testing and potential approval of our most advanced product candidates, which include demcizumab (OMP-21M18, anti-DLL4), tarextumab (OMP-59R5, anti-Notch2/3), vantictumab (OMP-18R5, anti-Fzd7), ipafricept (OMP-54F28, Fzd8-Fc), brontictuzumab (anti-Notch1, OMP-52M51), anti-DLL4/VEGF bispecific (OMP-305B83) and anti-RSPO3 (OMP-131R10), a key element of our strategy is to discover, develop and potentially commercialize a portfolio of antibody-based products and other biologics useful in the treatment of cancer. We are seeking to do so through our internal research programs. Additional product candidates may be part of our existing collaborations, such as our Celgene collaboration, which involves up to another two biologic programs in addition to demcizumab, anti-DLL4/VEGF bispecific, anti-RSPO3 and an undisclosed preclinical immuno-oncology program (“IO#2”), and potentially certain small molecule therapeutic product candidates, or may arise out of unpartnered programs. We may explore strategic partnerships for the development of new products or develop new unpartnered product candidates on our own. All of our potential product candidates other than our seven product candidates currently in clinical trials remain in the discovery and preclinical study stages. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

It is possible that our competitors will develop and market drugs or other treatments that are less expensive and more effective than our product candidates, or that will render our product candidates obsolete. It is also possible that our competitors will commercialize competing drugs or treatments before we or our collaboration partners can launch any products developed from our product candidates. If approved for marketing by the FDA or other regulatory agencies worldwide, demcizumab (OMP-21M18, anti-DLL4), or our other product candidates, would compete against existing cancer treatments such as Avastin®, Erbitux®, Yervoy™, Keytruda®, Opdivo®, and chemotherapies, and potentially against other novel drug candidates or treatments that are currently in development, such as atezolizumab. Additionally, there are several additional monoclonal antibodies in development for cancer, such as an anti-DLL4 antibody from MedImmune (MEDI0639), which we believe is in Phase I development. Regeneron had also reported development of an anti-DLL4 program (REGN421, also known as SAR153192 and enoticumab) but announced discontinuation of the program in 2015. In addition, Abbvie’s ABT-165, an anti-DLL4/VEGF dual variable domain immunoglobulin, is reportedly being studied in Phase I clinical trials. In the Notch pathway, several companies, including Merck, Lilly, Pfizer, Roche and others, have attempted to advance small molecule gamma-secretase inhibitors, or GSIs, in clinical development. With respect to the Wnt pathway, we believe that there may be some small molecules programs from other companies in clinical development. See “Business—Competition.” We also anticipate that we will face increased competition in the future as new companies enter into our target markets and scientific developments surrounding the cancer stem cell field continue to develop.

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

We are highly dependent on the services of our Chairman and Chief Executive Officer, Paul J. Hastings, our Executive Vice President, Research and Development, John Lewicki, Ph.D., our Senior Vice President and Chief Medical Officer, Jakob Dupont, M.D., and other key executives, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.

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

We are highly dependent on the principal members of our management and scientific staff. The loss of service of any of our management could harm our business. In addition, we are dependent on our continued ability to attract, retain and motivate highly qualified additional management, clinical and scientific personnel. The competition for qualified personnel in the pharmaceutical industry is intense. Due to our limited resources, we may not be able to effectively attract and recruit additional qualified personnel. If we are not able to retain our management, particularly our Chairman and Chief Executive Officer, Mr. Hastings, our Executive Vice President, Research and Development, Dr. Lewicki, and our Senior Vice President and Chief Medical Officer, Dr. Dupont, and to attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow. Although we have executed employment agreements with each member of our current executive management team, including Mr. Hastings and Drs. Lewicki and Dupont, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. In addition to the competition for personnel, the San Francisco Bay area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

Our business is increasingly dependent on critical, complex and interdependent information technology systems to support business processes as well as internal and external communications. Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While, to our knowledge, we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, our systems are potentially vulnerable to data security breaches, whether by employees or others, which may expose sensitive data to unauthorized persons. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and have provided a management report on the internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We evaluate our internal controls systems to allow management to report on, and eventually allow our independent auditors to attest to, our internal controls. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and eventual auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The aforementioned auditor attestation requirements will not apply to us until we are no longer considered an “emerging growth company” as defined in the JOBS Act.

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

We have incurred substantial losses during our history and do not expect to become profitable in 2016 and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be further limited. We have experienced ownership changes in the past. We may experience additional ownership changes in the future. As of December 31, 2015, we had federal and California net operating loss carryforwards of $75.3 million and $110.2 million, respectively, that could be limited if we experience an ownership change, which could have an adverse effect on our results of operations.

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

Risks Related to Intellectual Property

We or our collaborators may become subject to third parties’ claims alleging infringement of their patents and proprietary rights, which could be costly or delay or prevent the development and commercialization of our product candidates, or we may need to become involved in legal proceedings to invalidate the patents or proprietary rights of third parties.

Our success will depend, in part, on our ability to operate without infringing upon the proprietary rights of others.  Litigation relating to infringement or misappropriation of patent and other intellectual property rights in the pharmaceutical and biotechnology industries is common. We or our collaborators may be subject to third-party claims in the future that would cause us to incur substantial expenses and which, if successful, could cause us to pay substantial damages, if we or our collaborators are found to be infringing a third party’s patent rights. These damages potentially include increased damages and attorneys’ fees if we are found to have infringed such rights willfully. Further, if a patent infringement suit is brought against us or our collaborators, our research, development, manufacturing or sales activities relating to the product or product candidate that is the subject of the suit may be delayed or terminated. As a result of patent infringement claims, or in order to avoid potential infringement claims, we or our collaborators may choose to seek, or be required to seek, a license from the third party, which would be likely to include a requirement to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if a license can be obtained on acceptable terms, the rights may be nonexclusive, which would give our competitors access to the same intellectual property rights. If we are unable to enter into a license on acceptable terms, we or our collaborators could be prevented from commercializing one or more of our product candidates, or forced to modify such product candidates, or to cease some aspect of our business operations, which could harm our business significantly.

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

For example, we are currently engaged in an opposition proceeding in the EPO to narrow or invalidate the claims of European Patent No. 2152748 (the ‘748 patent), a European patent owned by a third party that relates to certain anti-Notch1 antibodies. Another company has also opposed the patent. The ultimate outcome of this opposition is uncertain. If we are not ultimately successful in this proceeding and any subsequent appeal proceeding and the issued claims of the ‘748 patent are determined to be valid and construed to cover brontictuzumab, we and our collaborators may not be able to commercialize brontictuzumab in some or all European countries prior to expiration of the patent without obtaining a license to the patented technology, which may cause us to incur licensing-related costs. Also, a license may not be available under acceptable terms, or at all. In addition, even if we are ultimately successful in this opposition proceeding, such result would be limited to our activities in Europe. The third party that owns the ‘748 patent also has an issued U.S. patent with similar claims and has pursued in other countries claims that are similar to those granted by the EPO in the ‘748 patent.  We may need to initiate or engage in opposition proceedings or other legal proceedings in such other countries with respect to patents that have issued or may issue with claims similar in scope to those of the ‘748 patent. If we are unsuccessful in challenging a patent similar to the ‘748 patent in a country, and if a valid claim of the similar patent is construed to cover brontictuzumab, we may be required to obtain a license to continue developing and commercializing brontictuzumab in that country, which may not be available under acceptable terms, or at all.

We also initiated an opposition proceeding at the EPO to narrow or invalidate the claims of European Patent No. 2157192 (the ‘192 patent), a European patent owned by a third party that relates to certain anti-RSPO3 antibodies. The ultimate outcome of this opposition is uncertain, and the EPO has, in a first instance, found the patent, as amended during the opposition proceeding, to be valid.  While we plan to appeal this decision, the EPO Board of Appeal will not be expected to issue a final decision for several more years. If we are not ultimately successful in the subsequent appeal proceeding and the issued claims of the ‘192 patent are determined to be valid and construed to cover our anti-RSPO3 antibody (OMP-131R10), we and our collaborators may not be able to commercialize anti-RSPO3 in some or all European countries prior to expiration of the patent without obtaining a license to the patented technology, which may cause us to incur licensing-related costs. Also, a license may not be available under acceptable terms, or at all. In addition, even if we are ultimately successful in this opposition proceeding, such result would be limited to our activities in Europe. The third party that owns the ‘192 patent has pursued, in other countries including the U.S., claims that are similar to those granted by the EPO in the ‘192 patent, and we may need to initiate or engage in opposition proceedings or other legal proceedings in such other countries with respect to patents that have issued or may issue with claims similar in scope to those of the ‘192 patent. If we are unsuccessful in challenging a patent similar to the ‘192 patent in a country, and if a valid claim of the similar patent is construed to cover anti-RSPO3, we may be required to obtain a license to continue developing and commercializing anti-RSPO3 in that country, which may not be available under acceptable terms, or at all.

We may become subject to third parties’ claims seeking to invalidate our patents or proprietary rights, or we may need to become involved in lawsuits or other legal proceedings to protect or enforce our patents, which could put our patents and other proprietary rights at risk.

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

Third parties may also raise claims alleging the invalidity or unenforceability of our patents in other forms of proceedings, including proceedings before administrative bodies in the U.S. or abroad, even outside the context of patent litigation. The use of administrative proceedings for challenging patents, including interference, derivation, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions, is common in the biotechnology and pharmaceutical industries. For instance, we may be involved in opposition proceedings in the EPO regarding our intellectual property rights with respect to our product candidates. Due to recent changes in U.S. patent law, new procedures including inter partes review and post-grant review have been implemented and are now also available for use in patent challenges, and the use of inter partes review to challenge the validity of patents in the biotechnology and pharmaceutical industries has become increasingly common.

Any lawsuits or other legal proceedings in which we or our collaborators may become involved regarding our patents or proprietary rights and/or the patents or proprietary rights of third parties could be costly, time-consuming, delay or prevent the development and commercialization of our product candidates, or adversely affect our stock price.

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

Our commercial success will depend on our ability to obtain patents and maintain adequate protection for our technologies, intellectual property and product candidates in the United States and other countries. As of December 31, 2015, our patent estate, including the patents and patent applications that we have exclusively licensed from the University of Michigan, included over 350 issued patents or allowed patent applications and over 350 additional pending patent applications on a worldwide basis, which, as a whole, include claims relating to our current clinical stage product candidates. There is no guarantee that any of our patent applications will result in issued patents, or that any patents, if issued, will include claims that are sufficiently broad to cover our product candidates or products, or to provide meaningful protection from our competitors. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets within our organization. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

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

Patent applications in the United States and most other countries are confidential for a period of time until they are published, and publication of discoveries in scientific or patent literature typically lags behind actual discoveries by several months or more. As a result, we cannot be certain that the inventors of our issued patents and applications and those of any patents and applications that we may in-license were the first to conceive of the inventions covered by such patents and pending patent applications or that we or a licensor was the first to file patent applications covering such inventions.

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

In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the USPTO which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, on September 16, 2011, President Obama signed the Leahy-Smith America Invents Act which codifies several significant changes to the U.S. patent laws, including, among other things, changing from a “first to invent’ to a “first inventor to file” system, limiting where a patentee may file a patent suit, eventually eliminating interference proceedings while creating derivation actions, and creating a set of procedures to challenge patents in the USPTO after they have issued. The effects of these changes are currently uncertain as the courts have yet to address many of these provisions in the context of a dispute. The U.S. Supreme Court has also recently issued multiple decisions regarding patent law, the full impact of which is not yet known. The rulings have narrowed the scope of patent protection available under certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to the ability to obtain patents in the future, these events have created uncertainty with respect to the value of patents once obtained. For example, on March 20, 2012 in Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc., the Court held that several claims drawn to measuring drug metabolite levels from patient samples and correlating them to drug doses were not patentable subject matter. The decision appears to impact diagnostics patents that merely apply a law of nature via a series of routine steps and it has created uncertainty around the ability to patent certain biomarker-related method claims. Additionally, on June 13, 2013 in Association for Molecular Pathology v. Myriad Genetics, Inc., the Court held that claims to isolated genomic DNA are not patentable, but claims to complementary

DNA (cDNA) molecules were held to be valid. The effect of the decision on patents for other isolated natural products is uncertain. Depending on decisions by the U.S. Congress, the federal courts, the USPTO, and foreign courts and patent offices, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Restrictions on our patent rights relating to our product candidates may limit our ability to prevent third parties from competing against us.

Our success will depend, in part, on our ability to prevent third parties from infringing upon our proprietary rights. Composition-of-matter patents on the biological or chemical active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. We have filed composition-of-matter patent applications for all of our product candidates. However, we cannot be certain that the claims in our patent applications to inventions covering our product candidates will be considered patentable by the USPTO and courts in the United States or by the patent offices and courts in foreign countries.

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

Although we have a number of issued patents and numerous patent applications pending before the USPTO and foreign patent offices, the resulting patent protection may lapse before we manage to obtain commercial value from them, which might result in increased competition and materially affect our position in the market. Even if our patents do not lapse before we are able to obtain at least some commercial value from them, the life of any patent, and the protection it affords, is limited. Although the term of a U.S. patent may be increased to compensate for certain delays caused by the USPTO, this increase may also be reduced or offset entirely by delays caused by the patent applicant during patent prosecution. Once the patent life has expired for any of our product candidates, we may be open to competition from biosimilars, which may potentially reduce our market share, and our business and results of operations will be adversely affected.

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

We have obtained orphan drug designations from the FDA for demcizumab for the treatment of pancreatic cancer and tarextumab for the treatment of pancreatic and small cell lung cancer, but we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

Even though we have received orphan drug designation for both demcizumab for the treatment of pancreatic cancer and tarextumab for the treatment of pancreatic and small cell lung cancer, we may not be the first to obtain marketing approval of either product candidate for any of the orphan-designated indications due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indications or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we intend to seek orphan drug designation for other product candidates, we may never receive such designations.

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

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the Affordable Care Act, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable,” based on their similarity to existing brand product. Under the BPCIA, an application for a biosimilar product cannot be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA, and the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The 12 years of data exclusivity afforded to biologics under the BPCIA does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data, and seeking approval. Data exclusivity only assures that another company cannot rely upon data within the innovator’s application to support the biosimilar product’s application. The law is complex and is subject to continuing interpretation and implementation by the FDA. As a result, its ultimate impact, implementation and meaning are subject to continuing uncertainty. In March 2015, however, the FDA approved Zarxio (filgrastim-sndz), the first “biosimilar” product to be approved in the United States, reflecting that the Agency is moving forward with implementation and application of a regulatory pathway for biosimilars despite some uncertainty surrounding the specifics of the biosimilar regulatory pathway. The FDA’s processes for biosimilars could have a material adverse effect on the future commercial prospects for our biological products.

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
•

results from, or any delays in, clinical trial programs relating to our product candidates, including the ongoing and planned clinical trials for demcizumab (OMP-21M18, anti-DLL4), tarextumab (OMP-59R5, anti-Notch2/3), vantictumab (OMP-18R5, anti-Fzd7), ipafricept (OMP-54F28, Fzd8-Fc), brontictuzumab (anti-Notch1, OMP-52M51), anti-DLL4/VEGF bispecific (OMP-305B83), anti-RSPO3 (OMP-131R10) and other product candidates;

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

Based on the beneficial ownership of our outstanding common stock as of December 31, 2015, our officers and directors, together with their respective affiliates, beneficially own approximately 42.0% of our outstanding common stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

In addition, Section 102 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we chose to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

If our existing stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of December 31, 2015, we have a total of 30,116,633 shares of common stock outstanding.

Our officers, directors and certain stockholders were also subject to lock-up agreements with OncoMed that expired as to 25% of the shares subject thereto at market close on January 17, 2014, as to another 50% at market close on July 17, 2014 and as to the remaining 25% at 11:59 pm Pacific Standard Time on January 17, 2015. As the lock-up agreements expired, these shares of common stock became eligible for sale in the public market. In addition, based on the number of shares subject to outstanding awards under our 2004 Stock Incentive Plan and 2013 Equity Incentive Award Plan, or available for issuance under our 2013 Equity Incentive Award Plan and Employee Stock Purchase Plan as of December 31, 2015, 5,594,519 shares of common stock that are either subject to outstanding options, outstanding but subject to vesting, or reserved for future issuance under our employee benefit plans will be eligible for sale in the public market, subject to, in the case of shares issued to directors, executive officers and other affiliates, the volume limitations under Rule 144 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Approximately 8.2 million shares of our common stock will be entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. In addition, our directors, executive officers and other affiliates may establish, and certain executive officers, directors and affiliates have established, programmed selling plans under Rule 10b5-1 of the Exchange Act, for the purpose of effecting sales of our common stock. Any sales of securities by these stockholders, or the perception that those sales may occur, including the entry into such programmed selling plans, could have a material adverse effect on the trading price of our common stock.

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

Pursuant to our equity incentive plan, we are authorized to grant equity-based incentive awards to our employees, directors and consultants. As of December 31, 2015, there were 2,987,512 shares of our common stock reserved for future issuance under our 2013 Equity Incentive Award Plan, or the 2013 Plan. The number of shares of our common stock reserved for issuance under our 2013 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under our 2004 Stock Incentive Plan, or the 2004 Plan, and (ii) annually on the first day of the year by the lesser of (x) a number of additional shares of our common stock representing 4% of our then-outstanding shares of common stock on the last day of the immediately preceding fiscal year; (y) 1,500,000 shares of our common stock; and (z) such smaller number of shares as determined by our board of directors. As a result of this increase, an additional 1,204,665 shares of our common stock became available for future issuance under our 2013 Plan as of January 1, 2016. Future option grants and issuances of common stock under our 2013 Plan may have an adverse effect on the market price of our common stock.

In addition, pursuant to our 2013 Employee Stock Purchase Plan, or ESPP, as of December 31, 2015, 755,319 shares of our common stock were available for issuance to our employees. The number of shares of our common stock reserved for issuance under our ESPP will be increased annually on the first day of the year by the lesser of (x) a number of additional shares of our common stock representing 1% of our then-outstanding shares of common stock on the last day of the immediately preceding fiscal year; (y) 350,000 shares of our common stock; and (z) such number of shares as determined by our board of directors. As a result of this increase, an additional 301,166 shares of our common stock became available for future issuance under our ESPP as of January 1, 2016. Future issuances of common stock under our ESPP may have an adverse effect on the market price of our common stock.

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

Our officers are parties to employment agreements providing for aggregate cash payments of up to approximately $6.2 million for severance and other benefits and acceleration of vesting of stock options with a value of up to approximately $21.2 million (as of December 31, 2015) in the event of a termination of employment in connection with a change of control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Item 3.	LEGAL PROCEEDINGS

We are not currently a party to any material litigation or other material legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “OMED” since July 18, 2013. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales price per share of our common stock as reported on The NASDAQ Global Select Market for the quarterly periods indicated:

	High	Low
Year Ended December 31, 2015:
First Quarter	$28.27	$22.32
Second Quarter	$27.45	$22.01
Third Quarter	$22.90	$14.53
Fourth Quarter	$23.63	$16.92

	High	Low
Year Ended December 31, 2014:
First Quarter	$42.34	$27.92
Second Quarter	$34.75	$18.75
Third Quarter	$24.79	$16.57
Fourth Quarter	$22.50	$16.91

Holders of Common Stock

As of December 31, 2015, there were approximately 62 holders of record of our common stock. In addition, a substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

The following graph shows the total stockholder return of an investment of $100 in cash at market close on July 18, 2013 (the first day of trading of our common stock), through December 31, 2015 for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	7/18/13	9/30/13	12/31/13	3/31/14	6/30/14	9/30/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15
OncoMed Pharmaceuticals, Inc.	100.00	56.33	108.61	123.80	85.72	69.65	80.06	94.85	82.78	61.04	82.93
NASDAQ Composite	100.00	111.61	124.09	123.38	129.53	132.03	139.16	144.01	146.53	135.76	147.14
NASDAQ Biotechnology	100.00	120.55	131.73	136.17	148.16	157.69	175.25	198.39	213.15	174.79	195.26

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

Issuer Purchases of Equity Securities

Not applicable

ITEM 6.	SELECTED FINANCIAL DATA

The selected statement of operations data for the years ended December 31, 2015, 2014 and 2013 and the selected balance sheet data as of December 31, 2015 and 2014 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the years ended December 31, 2012 and 2011 and the selected balance sheet data as of December 31, 2013, 2012 and 2011 are derived from our audited financial statements which are not included in this Annual Report on Form 10-K.

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

	Year Ended December 31,
(In thousands, except share and per share data)	2015	2014	2013	2012	2011
Statement of Operations Data:
Revenue:
Collaboration revenue—related party	$—	$—	$—	$15,970	$3,365
Collaboration revenue	25,216	39,559	37,779	8,689	28,000
Other revenue	683	—	—	—	—
Grant revenue	—	—	—	22	44
Total revenue	25,899	39,559	37,779	24,681	31,409
Operating expenses:
Research and development (1)	92,873	76,430	50,048	39,893	40,058
General and administrative (1)	18,583	13,753	11,630	7,157	6,591
Total operating expenses	111,456	90,183	61,678	47,050	46,649
Loss from operations	(85,557)	(50,624)	(23,899)	(22,369)	(15,240)
Interest and other income (expense), net	170	105	(228)	134	206
Loss before income taxes	(85,387)	(50,519)	(24,127)	(22,235)	(15,034)
Income tax provision (benefit)	20	(509)	1,944	—	—
Net loss	$(85,407)	$(50,010)	$(26,071)	$(22,235)	$(15,034)
Net loss per common share, basic and diluted (2)	$(2.84)	$(1.69)	$(1.93)	$(21.30)	$(15.40)
Shares used to compute net loss per common share, basic and diluted (2)	30,028,684	29,664,326	13,530,239	1,044,059	976,299

(1)	Included in the statement of operations data above are the following non-cash stock-based compensation expenses (in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Research and development	$6,113	$3,600	$957	$497	$499
General and administrative	4,653	2,594	779	339	347
Total stock-based compensation	$10,766	$6,194	$1,736	$836	$846

(2)	See Notes 2 and 14 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted net loss per common share.

	As of December 31,
(In thousands)	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$157,279	$231,966	$316,194	$66,239	$100,410
Working capital	178,614	202,264	256,727	51,256	82,096
Total assets	237,887	247,842	333,685	79,768	107,205
Notes payable	—	—	—	—	346
Convertible preferred stock warrant liability	—	—	—	182	199
Convertible preferred stock	—	—	—	182,773	182,773
Accumulated deficit	(309,843)	(224,436)	(174,426)	(148,355)	(126,120)
Total stockholders’ equity (deficit)	3,551	76,367	118,122	(144,227)	(122,934)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

OncoMed is a clinical development-stage biopharmaceutical company focused on discovering and developing novel anti-cancer stem cell and immuno-oncology product candidates. Our approach has been to address fundamental biologic pathways and targets thought to drive cancer’s growth, resistance, recurrence and metastases. We believe that a key reason for the limitations of many current cancer treatments is that they fail to impede the growth of cancer stem cells (CSCs), which are responsible for the initiation, metastasis and recurrence of many cancers. Our research into cancer stem cell pathways such as Notch, Wnt and RSPO-LGR, has also led us to identify immuno-oncology biologics intended to bolster immune system recognition of cancer cells and/or suppress immune system evasion mechanisms. We believe our product candidates are quite distinct from current generations of chemotherapies and targeted therapies, and have the potential to significantly impact cancer treatment and the clinical outcome of patients with cancer. All of our product candidates were discovered internally in our own research laboratories.

We have seven product candidates in clinical development and have treated over 1000 patients across all of our clinical trials. We have two biologic product candidates in the immuno-oncology area and we plan to advance at least one of them towards an Investigational New Drug, or IND, application filing with the U.S. Food and Drug Administration, or FDA, within the next 12 months. We are also pursuing discovery of additional novel anti-CSC and immuno-oncology product candidates. The first candidate, demcizumab (anti-DLL4, OMP-21M18), is currently in two trials that are enrolling patients, a randomized Phase II trial in pancreatic cancer and a randomized Phase II trial in non-small cell lung cancer (NSCLC). In December 2015, we achieved a $70.0 million safety milestone from Celgene based on an analysis of available demcizumab Phase Ib and blinded interim Phase II clinical trial safety. Demcizumab has received orphan drug designation for pancreatic cancer from the FDA. The second candidate, tarextumab (anti-Notch2/3, OMP-59R5), is currently in a randomized Phase II clinical trial in combination with platinum chemotherapy and etoposide in small cell lung cancer patients (the PINNACLE trial). In January 2016, we discontinued a second Phase II trial of tarextumab in combination with Abraxane and gemcitabine in pancreatic cancer patients. In January 2015, tarextumab received orphan drug designation from the FDA, for both pancreatic and small cell lung cancer. With respect to the third candidate, vantictumab (anti-Fzd7, OMP-18R5), we are currently enrolling patients in two Phase Ib clinical trials of vantictumab in combination with standard-of-care therapies in breast cancer and pancreatic cancer. Regarding the fourth candidate, ipafricept (Fzd8-Fc, OMP-54F28), we are currently enrolling patients in two Phase Ib trials of ipafricept in combination with standard-of-care therapies, one in pancreatic cancer and the second in ovarian cancer. The fifth candidate, brontictuzumab (anti-Notch1, OMP-52M51), is currently being studied in a Phase Ia trial in solid tumor patients, which includes an expansion cohort in which patients enrolled were biomarker-selected. Enrollment in the Phase Ia clinical trial is complete. We are planning to initiate a Phase Ib clinical trial of brontictuzumab combined with chemotherapy in colorectal cancer patients including an expansion cohort of biomarker-selected subjects. The sixth product candidate, anti-DLL4/VEGF bispecific (OMP-305B83), is currently in a single-agent Phase Ia trial that is enrolling patients with advanced solid tumors. Regarding the seventh product, anti-RSPO3 (OMP-131R10), we are currently enrolling patients in both portions of a Phase Ia/Ib clinical trial. The Phase Ia portion is in solid tumor patients and the Phase Ib portion is in metastatic colorectal cancer patients in combination with standard-of-care chemotherapy. Clinical trials for all seven of these product candidates are ongoing, with the intent of gathering additional data required to proceed to later stage clinical trials and product approval. We plan to file an IND application for one of two immuno-oncology product candidates in the next twelve months, with a second IND to follow shortly thereafter.

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

The following table summarizes our revenue for the years ended December 31, 2015, 2014 and 2013, which is related to the recognition of upfront payments, milestone payments and reimbursements of research and development costs under our various collaboration arrangements:

	Year Ended December 31,
(In thousands)	2015	2014	2013
GSK:
Recognition of upfront payment	$1,123	$1,248	$1,971
Milestone revenue	5,000	11,000	—
Other revenue	363	—	—
GSK total	$6,486	$12,248	$1,971
Bayer:
Recognition of upfront payment	$3,518	$9,756	$9,756
Milestone revenue	—	2,000	25,000
Bayer total	$3,518	$11,756	$34,756
Celgene:
Recognition of upfront payment	$13,055	$13,055	$1,052
Milestone revenue	2,520	2,500	—
Other revenue	320	—	—
Celgene total	$15,895	$15,555	$1,052
Total revenue	$25,899	$39,559	$37,779

We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of milestones and other payments from our collaborations with GSK, Bayer and Celgene or any new collaboration we may enter in the future.

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

The following table summarizes our research and development expenses for the years ended December 31, 2015, 2014 and 2013. The internal costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline. The external program costs reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities.

	Year Ended December 31,
(In thousands)	2015	2014	2013
Internal Costs:
Cancer biology, pathology and toxicology	$16,450	$14,619	$11,822
Molecular and cellular biology	8,083	7,283	6,499
Process development and manufacturing	6,095	5,445	4,611
Product development	10,835	7,790	5,352
Subtotal internal costs	41,463	35,137	28,284
External Program Costs:
Manufacturing	9,450	14,345	7,129
Clinical	35,603	21,799	11,229
Translational medicine	4,633	2,670	2,309
Toxicology	1,724	2,479	1,097
Subtotal external program costs	51,410	41,293	21,764
Total research and development expense	$92,873	$76,430	$50,048

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

Prior to our IPO in July 2013, other income (expense), net included gains and losses from the remeasurement of our liabilities related to our convertible preferred stock warrants. The outstanding preferred stock warrants were converted to common stock warrants upon the completion of the IPO and were no longer subject to remeasurement following this time. There were no warrants outstanding at December 31, 2015, 2014 and 2013.

Provision for Income Taxes

For the year ended December 31, 2015, we recorded a tax expense of $20,000 due to interest on uncertain tax positions, we did not record an income tax provision on pre-tax income because we incurred tax losses for both state and federal tax purpose. For the year ended December 31, 2014, we recorded an income tax benefit of $0.5 million due primarily to the recognition of additional tax attributes that can offset alternative minimum tax as a result of the carryback. For the year ended December 31, 2013, we recorded an income tax provision of $1.9 million due primarily to the accelerated recognition of certain upfront payments for tax purposes that could not be fully offset by tax attributes.

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

At December 31, 2015 and 2014, we had total federal and state unrecognized tax benefits of $10.1 million and $5.4 million, respectively. Of the total unrecognized tax benefits, $9.0 million and $4.6 million at December 31, 2015 and 2014, respectively, if recognized, in the absence of a valuation allowance, would reduce our effective tax rate in the period of recognition. As of December 31, 2015 we believe that it is reasonably possible that our unrecognized tax benefits will not significantly change in the next 12 months.

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

Revenue Recognition

We generate revenue from two principal sources: (1) collaborative research and development agreements with pharmaceutical companies and (2) government contracts and grants. Under collaboration agreements, we may receive non-refundable upfront payments, funding for research and development services, milestones, other contingent payments and royalties. In assessing the appropriate revenue recognition related to a collaboration agreement, we first determine whether an arrangement includes multiple elements, such as the delivery of intellectual property rights and research and development services. These multiple element arrangements are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting. The determination of stand-alone value is generally based on whether any deliverable has stand-alone value to the customer. We determine how to allocate arrangement consideration to identified units of accounting based on the selling price hierarchy provided under the relevant guidance. The estimated fair value of deliverables under the arrangement may be derived using a best estimate of selling price if vendor-specific objective evidence and third-party evidence are not available. Deliverables under the arrangement will be separate units of accounting provided that a delivered item has value to the customer on a stand-alone basis and if the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in our balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current liabilities.

We recognize revenue for reimbursements of research and development costs under our collaboration agreements as the services are performed. We record these reimbursements as revenue on a gross basis and not as a reduction of research and development expenses, as we have the risks and rewards as the principal in the research and development activities.

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

Stock-Based Compensation

We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. Stock-based compensation expense was $10.8 million, $6.2 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013.

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

Provision for Income Taxes

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
Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

	Year Ended December 31,		Dollar
(In thousands)	2015	2014	Change
Revenue:
Collaboration revenue	$25,216	$39,559	$(14,343)
Other revenue	683	—	683
Total revenue	25,899	39,559	(13,660)
Operating expenses:
Research and development	92,873	76,430	16,443
General and administrative	18,583	13,753	4,830
Total operating expenses	111,456	90,183	21,273
Loss from operations	(85,557)	(50,624)	(34,933)
Interest and other income, net	170	105	65
Loss before income taxes	(85,387)	(50,519)	(34,868)
Income tax provision (benefit)	20	(509)	529
Net loss	$(85,407)	$(50,010)	$(35,397)

Revenue

Total revenue for the year ended December 31, 2015 was $25.9 million, a decrease of $13.7 million, or 35%, compared to total revenue of $39.6 million for the year ended December 31, 2014. In December 2015, the Company achieved a $70.0 million safety milestone from Celgene based on an analysis of available demcizumab Phase Ib and blinded interim Phase II clinical trial safety. The $70.0 million safety milestone was recorded as deferred revenue and will be recognized over the estimated period of performance, which is the period Celgene can exercise its option. The decrease is largely due to the recognition of $11.0 million in collaboration revenue from GSK in 2014 for the achievement of a development milestone related to first patient enrollment in the Phase II portion of the tarextumab “ALPINE” clinical trial compared to $5.0 million development milestone from GSK for dosing the first patient in the Phase I expansion portion of the brontictuzumab (anti-Notch1, OMP-52M51) clinical trial and $0.7 million for the reimbursement of research and development costs for services performed in 2015. In addition, we recognized a $2.5 million milestone for clinical candidate designation of an undisclosed preclinical immuno-oncology program under our collaboration with Celgene in 2015 compared to $2.5 million milestone for the designation of an anti-RSPO3 antibody as a clinical candidate under our collaboration with Celgene and $2.0 million milestone for the commencement of preclinical development stemming from our small molecule collaboration with Bayer in 2014. The amortization of upfront fees received in 2013 under the Celgene agreement remained constant at $13.1 million in 2015 and 2014. In addition, we recognized $3.5 million from the amortization of upfront fees from our partnership with Bayer compared to $9.8 million in 2014 and we recognized $1.1 million in 2015 from the amortization of upfront fees under the GSK agreement compared to $1.2 million in 2014. These decreases are a result of revisions to the estimated periods of performance for the Bayer and GSK collaborations which extended the amortization of the upfront payment to March 2017 and December 2016, respectively. The estimated period of performance for the Bayer collaboration was revised as a result of the November 2015 amendment to the Company’s agreement with Bayer, under which the Company and Bayer agreed to enroll up to 12 additional patients in each of the Phase Ib trials of vantictumab in combination with standard-of-care therapy in breast cancer and ipafricept in combination with standard-of-care therapies in ovarian cancer.

Research and Development

Research and development expenses were $92.9 million for the year ended December 31, 2015, an increase of $16.4 million, or 22%, compared to research and development expenses of $76.4 million for the year ended December 31, 2014. The increase was comprised of a $10.1 million increase in our external program costs and a $6.3 million increase in our internal program costs.

The increase in our external program costs of $10.1 million was primarily due to an increase of $13.8 million in clinical costs and $2.0 million in translational medicine cost driven by clinical trials for two Phase II programs, demcizumab (anti-DLL4, OMP21M18) and tarextumab (anti-Notch2/3, OMP-59R5), and two new clinical programs, anti-RSPO3 (OMP-131R10) and anti-DLL4/VEGF bispecific (OMP-305B83), with higher patient costs. The increase is offset by a decrease in manufacturing costs of $4.9 million and toxicology study costs of $0.8 million driven by timing of production of materials used in the various clinical studies. We expect that our external program costs will increase in future periods as we continue to advance our pipeline, enroll patients in various programs and initiate new clinical trials.

The increase in our internal costs of $6.3 million was primarily due to an increase of $5.9 million in personnel costs related to stock-based compensation, including the acceleration of expense related to restricted stock units as a result of the Celgene safety milestone in the fourth quarter of 2015 and Employee Stock Purchase Plan and option grant expenses in 2015, resulting from an increase in headcount. The remaining increase of $0.4 million was due to an increase in consulting and research supplies.

General and Administrative

General and administrative expenses were $18.6 million for the year ended December 31, 2015, an increase of $4.8 million, or 35%, compared to general and administrative expenses of $13.8 million for the year ended December 31, 2014. The increase is primarily due to higher employee related costs of $3.2 million related to stock-based compensation, including the acceleration of expense related to restricted stock units as a result of the achievement of the Celgene safety milestone in the fourth quarter of 2015, non-employee Board of Director grants, and Employee Stock Purchase Plan and option grant expenses in 2015, resulting from an increase in headcount. We also incurred higher legal fees of $1.0 million related to patent filings and financing costs related to Form S-3 filing in 2015, and the remaining increase of $0.6 million was due to an increase in recruiting fees, facilities charges and travel related costs.

Interest and Other Income (Expense), net

Interest and other income (expense), net was $0.2 million for the year ended December 31, 2015, a change of $0.1 million, compared to interest and other income (expense), net of $0.1 million for the year ended December 31, 2014. The change was primarily due to interest earned on cash and investments during the year.

Comparison of the Years Ended December 31, 2014 and 2013

	Year Ended December 31,		Dollar
(In thousands)	2014	2013	Change
Revenue:
Collaboration revenue	$39,559	$37,779	$1,780
Total revenue	39,559	37,779	1,780
Operating expenses:
Research and development	76,430	50,048	26,382
General and administrative	13,753	11,630	2,123
Total operating expenses	90,183	61,678	28,505
Loss from operations	(50,624)	(23,899)	(26,725)
Interest and other income (expense), net	105	(228)	333
Loss before income taxes	(50,519)	(24,127)	(26,392)
Income tax provision (benefit)	(509)	1,944	(2,453)
Net loss	$(50,010)	$(26,071)	$(23,939)

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

Liquidity and Capital Resources

As of December 31, 2015, we had cash, cash equivalents, and short term investments totaling $157.3 million. In connection with our IPO in July 2013, we received cash proceeds of $82.7 million, net of underwriters’ discounts and commissions and expenses paid by us. Prior to the IPO, we funded our operations primarily with cash flows from the sales of our convertible preferred stock in private placements and from the upfront and milestone payments and other collaboration related payments received under the GSK and Bayer collaborative arrangements. In December 2013, we signed a collaboration agreement with Celgene, which will provide additional sources of funds through collaboration related payments.

In June 2015, we filed a shelf registration statement on Form S-3, which permits: (a) the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and (b) as part of the $250.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co in one or more at-the-market offerings. As of December 31, 2015, we had not sold any securities pursuant to the shelf registration statement or our at-the-market program.

Our primary uses of cash are to fund operating expenses, primarily related to research and development product candidate expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and short-term investments as of December 31, 2015, as well as the $70.0 million safety milestone achieved in December 2015 recorded as accounts receivable, will be sufficient to meet our anticipated cash requirements at least through 2017, even without taking into account potential future milestone payments to us. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the achievement of milestones and/or exercise of options under our agreements with GSK, Bayer and Celgene;
•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our product candidates and potential product candidates;
•	the number and characteristics of product candidates that we pursue;
•	the progress, costs and results of our clinical trials;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory requirements;
•	funding we may receive under any new collaborations we may enter into or new government grants we may be awarded in the future;
•	the costs and timing of hiring new employees to support our continued growth; and
•	the costs and timing of procuring clinical supplies of our product candidates.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash provided by (used in) operating activities	$(75,138)	$(84,497)	$144,594
Cash provided by (used in) investing activities	83,666	(98,378)	(57,844)
Cash provided by (used in) financing activities	1,778	2,082	105,918

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2015 was $75.1 million. The net loss of $85.4 million was offset by non-cash charges of $1.6 million for depreciation and amortization and $10.8 million for stock-based compensation. The change in net operating assets of $2.1 million was due primarily to an increase of $70.7 million in accounts receivable and increase of $52.3 million in deferred revenue as result of the achievement of the $70.0 million safety milestone from Celgene based on an analysis of Phase Ib and blinded interim Phase II clinical trial safety data associated with the demcizumab (anti-DLL4, OMP-21M18) program. The increase in deferred revenue is offset by the amortization of upfront and milestone payments from the GSK, Bayer and Celgene arrangements in the amount of $17.7 million. There was also a $7.1 million decrease in tax receivable as result of the receipt of payment and $5.4 million increase in accrued clinical liabilities, $3.7 million in accrued liabilities, $2.2 million in accounts payable, $1.4 million increase in prepaid and other assets, and $0.7 million decrease in deferred rent.

Cash used in operating activities for the year ended December 31, 2014 was $84.5 million. The net loss of $50.0 million was offset by non-cash charges of $1.4 million for depreciation and amortization and $6.2 million for stock-based compensation. The change in net operating assets of $42.1 million was due primarily to a decrease of $35.1 million in deferred revenue due to the recognition of revenue for the achievement of a $11.0 million development milestone for dosing the first patient in the Phase II portion of the anti-Notch 2/3 “ALPINE” clinical trial in the second indication of our tarextumab (anti-Notch2/3, OMP-59R5) program and the amortization of upfront and milestone payments from the GSK, Bayer and Celgene arrangements in the amount of $24.1 million. There was also a $7.1 million increase in tax receivable, $3.9 million increase in accrued clinical liabilities, $1.5 million increase in accounts payable and accrued liabilities, $10.8 million decrease in income tax payable, $10.3 million decrease in deferred tax asset, $1.2 million decrease in prepaid and other assets, and $0.6 million decrease in deferred rent.

Cash provided by operating activities for the year ended December 31, 2013 was $144.5 million. The net loss of $26.1 million was offset by non-cash charges of $1.4 million for depreciation and amortization, $1.7 million for stock-based compensation and $0.3 million for the revaluation of the convertible preferred stock warrant liability.

The change in net operating assets of $167.3 million was due to the collection of a related party receivable from GSK of $4.0 million and an increase in accounts payable, accrued liabilities, accrued clinical liabilities and income tax payable of $23.6 million as a result of the timing of our payments. Deferred revenue increased by $151.9 million due to receipt of $8.0 million payment from GSK related to the initiation of the Phase Ib clinical trial in the second indication of our tarextumab program and receipt of $155.0 million upfront payment and $1.7 million equity investment premium from Celgene related to the collaboration agreement entered in December 2013, partially offset by the amortization of upfront and milestone payments from the GSK, Bayer and Celgene arrangements in the amount of $12.8 million.

Cash Flows from Investing Activities

Cash used in investing activities was comprised of maturities of short-term investments amounting to $213.8 million, $340.3 million and $75.3 million for the years ended December 31, 2015, 2014, and 2013, respectively, offset by purchases of short-term investments amounting to $128.8 million, $436.9 million and $132.5 million for the years ended December 31, 2015, 2014 and 2013, respectively and our acquisition of property and equipment amounting to $1.4 million, $1.8 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Cash Flows from Financing Activities

Cash provided by financing activities of $1.8 million for the year ended December 31, 2015 was due to the proceeds of $1.2 million from purchases of common stock under our 2013 Employee Stock Purchase Plan, or ESPP and $0.6 million from the issuance of common stock upon the exercise of stock options.

Cash provided by financing activities of $2.1 million for the year ended December 31, 2014 was due to the proceeds of $1.1 million from the issuance of common stock upon the exercise of stock options and $1.0 million from purchases of common stock under our ESPP.

Cash provided by financing activities of $105.9 million for the year ended December 31, 2013 was mainly due to the net proceeds of $85.1 million from the IPO and $20.5 million from the purchase of common stock by Celgene in connection with the research and collaboration agreement we entered into with Celgene in December 2013.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2015 (in thousands):

	Payments Due by Period
Contractual Obligations:	Less than 1 year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Operating leases (1)	$2,002	$4,362	$—	$—	$6,364

(1)	Operating leases include total future minimum rent payments under non-cancelable operating lease agreements.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements or any holdings in variable interest entities.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update, or ASU, No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. The guidance is effective for all entities for annual periods beginning after December 15, 2015 and interim periods within those annual periods. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date. We do not believe the adoption of this guidance will have a material impact on our financial statements.

In May 2014, the FASB issued  ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year allowing early adoption as of the original effective date of fiscal years and interim reporting periods beginning after December 15, 2016, at which time companies may adopt the new standard update under the full retrospective method or the modified retrospective method. The deferral results in the new revenue standard being effective for us for fiscal years and interim reporting periods beginning after December 15, 2017. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15 (Subtopic 205-40)—Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern  which provides guidance about management’s responsibility to evaluate whether or not there is substantial doubt about the Company’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early application is permitted. The adoption of this standard is not expected to have an impact on our financial statements.

In November 2015, the FASB issued ASU No. 2015-17 regarding ASC Topic 470 "Income Taxes: Balance Sheet Classification of Deferred Taxes." The guidance eliminates the requirement to bifurcate Deferred Taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the amendments may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We adopted this guidance in the fourth quarter of 2015, on a prospective basis. The adoption did not have a material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-2, Leases. ASU 2016-2 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-2 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-2 will have on our financial statements and related disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $157.3 million and $232.0 million as of December 31, 2015 and 2014, respectively, which consisted of bank deposits, money market funds and U.S. Treasury Bills. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt as of December 31, 2015 or 2014.

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

Foreign Currency Exchange Rate Sensitivity

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in Euro and British Sterling. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward foreign exchange contracts, nor did we in the year ended December 31, 2015. In the years ended December 31, 2015 and 2014, all foreign transactions settled on the applicable spot exchange basis at the time such payments were made.

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

ONCOMED PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

OncoMed Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of OncoMed Pharmaceuticals, Inc. (the Company) as of December 31, 2015 and 2014, and the related statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OncoMed Pharmaceuticals, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

March 10, 2016

OncoMed Pharmaceuticals, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$38,444	$28,138
Short-term investments	118,835	203,828
Accounts receivable and other receivables	70,699	42
Tax receivable	—	7,102
Prepaid and other current assets	3,277	1,700
Total current assets	231,255	240,810
Property and equipment, net	4,825	5,104
Other assets	1,807	1,928
Total assets	$237,887	$247,842
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,660	$4,448
Accrued liabilities	11,475	7,834
Accrued clinical liabilities	12,221	6,829
Current portion of deferred revenue	21,543	18,747
Current portion of deferred rent	738	678
Liability for shares issued with repurchase rights	4	10
Total current liabilities	52,641	38,546
Deferred revenue, less current portion	179,612	130,123
Deferred rent, less current portion	1,729	2,468
Non-current income tax payable	354	334
Liability for shares issued with repurchase rights, less current portion	—	4
Total liabilities	234,336	171,475
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2015 and 2014; no shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized at December 31, 2015 and 2014; 30,116,633 shares and 29,847,577 shares issued and outstanding at December 31, 2015 and 2014	30	30
Additional paid-in capital	313,344	300,790
Accumulated other comprehensive income (loss)	20	(17)
Accumulated deficit	(309,843)	(224,436)
Total stockholders’ equity	3,551	76,367
Total liabilities and stockholders’ equity	$237,887	$247,842

See accompanying notes.

OncoMed Pharmaceuticals, Inc.

Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Collaboration revenue	$25,216	$39,559	$37,779
Other revenue	683	—	—
Total revenue	25,899	39,559	37,779
Operating expenses:
Research and development	92,873	76,430	50,048
General and administrative	18,583	13,753	11,630
Total operating expenses	111,456	90,183	61,678
Loss from operations	(85,557)	(50,624)	(23,899)
Interest and other income (expense), net	170	105	(228)
Loss before income taxes	(85,387)	(50,519)	(24,127)
Income tax provision (benefit)	20	(509)	1,944
Net loss	$(85,407)	$(50,010)	$(26,071)
Net loss per common share, basic and diluted	$(2.84)	$(1.69)	$(1.93)
Shares used to compute net loss per common share, basic and diluted	30,028,684	29,664,326	13,530,239

See accompanying notes.

OncoMed Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(85,407)	$(50,010)	$(26,071)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities, net of tax	37	(31)	(1)
Total comprehensive loss	$(85,370)	$(50,041)	$(26,072)

See accompanying notes.

OncoMed Pharmaceuticals, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2012	21,180,280	$182,773	1,083,434	$1	$4,112	$15	$(148,355)	$(144,227)
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	5,520,000	6	82,662	—	—	82,668
Conversion of convertible preferred stock to common stock in connection with initial public offering	(21,180,280)	(182,773)	21,180,280	21	182,752	—	—	182,773
Conversion of preferred stock warrants to common stock warrants in connection with initial public offering	—	—	—	—	462	—	—	462
Issuance of common stock in connection with a research and collaboration agreement	—	—	1,470,588	1	20,518	—	—	20,519
Issuance of common stock upon exercise of warrants	—	—	26,898	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	113,519	—	250	—	—	250
Vesting of restricted stock	—	—	3,245	—	13	—	—	13
Stock-based compensation	—	—	—	—	1,736	—	—	1,736
Unrealized loss on available-for- sale securities	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(26,071)	(26,071)
Balances at December 31, 2013	—	—	29,397,964	29	292,505	14	(174,426)	118,122
Issuance of common stock upon exercise of options	—	—	381,599	1	1,079	—	—	1,080
Issuance of common stock for ESPP purchase	—	—	65,909	—	1,002	—	—	1,002
Vesting of restricted stock	—	—	2,105	—	10	—	—	10
Stock-based compensation	—	—	—	—	6,194	—	—	6,194
Unrealized loss on available for sale securities	—	—	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	—	—	(50,010)	(50,010)
Balances at December 31, 2014	—	—	29,847,577	30	300,790	(17)	(224,436)	76,367
Issuance of common stock upon exercise of options	—	—	195,696	—	597	—	—	597
Issuance of common stock for ESPP purchase	—	—	71,226	—	1,181	—	—	1,181
Vesting of restricted stock	—	—	2,134	—	10	—	—	10
Stock-based compensation	—	—	—	—	10,766	—	—	10,766
Unrealized gain on available for sale securities	—	—	—	—	—	37	—	37
Net loss	—	—	—	—	—	—	(85,407)	(85,407)
Balances at December 31, 2015	—	$—	30,116,633	$30	$313,344	$20	$(309,843)	$3,551

OncoMed Pharmaceuticals, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(85,407)	$(50,010)	$(26,071)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,643	1,430	1,378
Gain on disposal of equipment	—	(113)	—
Stock-based compensation	10,766	6,194	1,736
Revaluation of convertible preferred stock warrant liability	—	—	280
Prepaid convertible preferred stock warrant expense	—	—	17
Changes in operating assets and liabilities:
Receivable-related parties	—	—	4,000
Accounts receivable and other receivables	(70,657)	2	—
Tax receivable	7,102	(7,102)	—
Prepaid and other current assets	(1,577)	(372)	(229)
Other assets	121	(781)	(1,096)
Deferred tax assets	—	10,331	(10,331)
Accounts payable	2,212	(1,323)	4,907
Accrued liabilities	3,662	(176)	6,293
Accrued clinical liabilities	5,392	3,864	1,609
Deferred revenue	52,284	(35,059)	151,884
Deferred rent	(679)	(624)	(541)
Income tax payable	—	(10,758)	10,758
Net cash provided by (used in) operating activities	(75,138)	(84,497)	144,594
Investing activities
Purchases of property and equipment	(1,364)	(1,809)	(557)
Proceeds from sale of equipment	—	30	—
Purchases of short-term investments	(128,806)	(436,856)	(132,537)
Maturities of short-term investments	213,836	340,257	75,250
Net cash provided by (used in) investing activities	83,666	(98,378)	(57,844)
Financing activities
Proceeds from issuance of common stock upon initial public offering, net	—	—	85,149
Proceeds from issuance of common stock related to a collaboration agreement, net	—	—	20,519
Proceeds from issuance of common stock related to the exercise of options and employee stock plan purchases	1,778	2,082	250
Net cash provided by financing activities	1,778	2,082	105,918
Net increase (decrease) in cash and cash equivalents	10,306	(180,793)	192,668
Cash and cash equivalents at beginning of year	28,138	208,931	16,263
Cash and cash equivalents at end of year	$38,444	$28,138	$208,931
Supplemental cash flow information:
Cash paid for income taxes, net	$—	$8,200	$—
Non-cash financing activities:
Conversion of preferred stock warrants to common stock warrants	$—	$—	$462

See accompanying notes.

OncoMed Pharmaceuticals, Inc.

Notes to the Financial Statements

1. Organization

OncoMed Pharmaceuticals, Inc. (“OncoMed”, the “Company”, “us”, “we”, or “our”) is a clinical development-stage biopharmaceutical company focused on discovering and developing novel anti-cancer stem cell (“anti-CSC”) and immuno-oncology product candidates. Our approach has been to address fundamental biologic pathways and targets thought to drive cancer’s growth, resistance, recurrence and metastases. We have seven internally discovered product candidates in clinical development. We have two biologic product candidates in the immuno-oncology field advancing toward Investigational New Drug, or IND, application filings with the U.S. Food and Drug Administration. We are also pursuing discovery of additional novel anti-CSC and immuno-oncology product candidates. The Company was originally incorporated in July 2004 in Delaware. The Company’s operations are based in Redwood City, California and it operates in one segment.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  Certain prior period amounts reported in our Financial Statements and notes thereto have been reclassified to conform to the current period presentation, with no impact on previously reported operating results or financial position.

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

Impairment of Long-Lived Assets

The carrying value of long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2015, there have been no such impairment losses.

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

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current liabilities. The Company recognizes revenue for reimbursements of research and development costs under collaboration agreements as the services are performed. The Company records these reimbursements as revenue on a gross basis and not as a reduction of research and development expenses, as the Company has the risks and rewards as the principal in the research and development activities.

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

Customer Concentration

Customers whose collaboration revenue accounted for 10% or more of total revenues were as follows:

	Year Ended December 31,
	2015	2014	2013
GlaxoSmithKline LLC (“GSK”)	25%	31%	*
Bayer Pharma AG (“Bayer”)	14%	30%	92%
Celgene Corporation (“Celgene”)	61%	39%	*

*	less than 10%

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

Income Taxes

The Company accounts for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount which is more likely than not to be realizable.

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

Newly Adopted and Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, or ASU, No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. The guidance is effective for all entities for annual periods beginning after December 15, 2015 and interim periods within those annual periods. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date. The Company does not believe the adoption of this guidance will have a material impact on its financial statements.

In May 2014, the FASB issued  ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year allowing early adoption as of the original effective date of fiscal years and interim reporting periods beginning after December 15, 2016, at which time companies may adopt the new standard update under the full retrospective method or the modified retrospective method. The deferral results in the new revenue standard being effective for us for fiscal years and interim reporting periods beginning after December 15, 2017. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15 (Subtopic 205-40)—Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern which provides guidance about management’s responsibility to evaluate whether or not there is substantial doubt about the Company’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early application is permitted. The adoption of this standard is not expected to have an impact on the Company’s financial statements.

In November 2015, the FASB issued ASU No. 2015-17 regarding ASC Topic 470 “Income Taxes: Balance Sheet Classification of Deferred Taxes.” The guidance eliminates the requirement to bifurcate Deferred Taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the amendments may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We adopted this guidance in the fourth quarter of 2015, on a prospective basis. The adoption did not have a material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-2, Leases. ASU 2016-2 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-2 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-2 will have on our financial statements and related disclosures

3. Cash Equivalents and Investments

The fair value of securities, not including cash at December 31, 2015 and 2014, were as follows (in thousands):

	December 31, 2015
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
U.S. treasury bills	118,815	40	(20)	118,835
Total available-for-sale securities	$118,815	$40	$(20)	$118,835
Classified as:
Short-term investments				$118,835

As of December 31, 2015, the Company had a total of $157.3 million in cash, cash equivalents, and short-term investments, which includes $38.5 million in cash and $118.8 million in short-term investments.

	December 31, 2014
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$8,460	$—	$—	$8,460
U.S. treasury bills	203,845	37	(54)	203,828
Total available-for-sale securities	$212,305	$37	$(54)	$212,288
Classified as:
Cash equivalents				$8,460
Short-term investments				203,828
Total cash equivalents and investments				$212,288

As of December 31, 2014, the Company had a total of $232.0 million in cash, cash equivalents, and short-term investments, which includes $19.7 million in cash and $212.3 million in cash equivalents and short-term investments

All available-for-sale securities held as of December 31, 2015 and 2014 had contractual maturities of less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury bills	—	118,835	—	118,835
Total	$—	$118,835	$—	$118,835

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$8,460	$—	$—	$8,460
U.S. treasury bills	—	203,828	—	203,828
Total	$8,460	$203,828	$—	$212,288

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

5. Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2015	2014
Computer equipment and software	$1,828	$1,715
Furniture and fixtures	498	443
Laboratory equipment	10,286	9,739
Leasehold improvements	9,064	8,826
	21,676	20,723
Less accumulated depreciation and amortization	(16,851)	(15,619)
Property equipment, net	$4,825	$5,104

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Research and development related	$4,941	$3,110
Compensation related	6,019	4,208
Other	515	516
Total accrued liabilities	$11,475	$7,834

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

Minimum annual rental commitments under the lease agreement are as follows (in thousands):

Year ending December 31:
2016	$2,002
2017	2,062
2018	2,122
2019	178
Total	$6,364

In prior years, the landlord provided the Company a tenant improvement allowance, total of $7.3 million, to complete an office and lab expansion. The Company has recorded the aggregate tenant improvement allowance received as a leasehold improvement asset and a deferred rent liability on the accompanying balance sheets.

Rent expense for years ended December 31, 2015, 2014 and 2013, was $1.3 million, $1.3 million and $1.3 million, respectively.

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

8. License Agreement

In 2004, the Company assumed an exclusive, worldwide license agreement with the University of Michigan relating to the use of certain patents and technology relating to its cancer stem cell technology for which an up-front fee of $10,000 had been paid and the Company issued 7,796 shares of its common stock. Pursuant to the agreement, the Company is obligated to make low single-digit royalty payments to the University of Michigan on net sales of its or its licensees products and processes covered under the agreement, pay an annual license maintenance fee, and reimburse the University of Michigan for costs of prosecution and maintenance of the licensed patents which reduces future royalty obligations. With respect to one family of licensed patent applications that does not relate to any of the Company’s lead therapeutic programs, the Company is also required to pay a tiered, single-digit percentage of any sublicense revenues, including any upfront or milestone payments, received from any sublicensees under such family of patents. Once the University of Michigan has received $10.0 million in royalties, the Company may at its option convert the license to a fully paid-up license provided the Company transfers additional shares of nonvoting common stock equal to 0.25% of the fully diluted shares then outstanding to the University of Michigan. The amounts incurred for patent legal costs amounted to $65,000, $158,000 and $151,000 for the years ended December 31, 2015, 2014 and 2013, respectively, all of which has been recorded as general and administrative expense in the statements of operations.

9. Supply and License Agreements

In June 2006, the Company entered into a subscription and license agreement with MorphoSys AG to obtain a research license and access to certain technology libraries, antibodies and support services. The Company paid technology access and subscription fees from the date of signing through 2008 of €650,000 (approximately $919,000) and €250,000 (approximately $350,000) in 2009. The Company also exercised an option to extend an extended research license under the agreement for five years (through 2015). The Company may choose to exercise an annual option to extend the extended research license for up to an additional five years (through 2020), and, upon exercise of such option, must pay an annual fee of €20,000 (approximately $22,000). Additionally, the Company may owe MorphoSys AG up to €5.8 million (approximately $6.3 million) in future milestone payments for each product developed using the licensed antibodies if all milestone events are achieved, primarily in Phase III clinical trials and later development. GSK would reimburse the Company for 50% of such payments for tarextumab (Anti-Notch2/3, OMP-59R5) under the MorphoSys agreement, and we have received a total of $992,000 from GSK in such reimbursements as of December 31, 2015.

In April/May 2008, the Company obtained commercial licenses to two antibodies identified from the licensor’s library of antibodies, and must make additional payments to MorphoSys AG for these licenses. GSK reimburses the Company for 50% of the license payments for the first antibody, which is used in the tarextumab program under the Company’s collaboration with GSK, while the Company is responsible for all the license payments for the second antibody, which is used in the vantictumab (anti-Fzd7, OMP-18R5) program under its collaboration with Bayer. There were no payments made for the licensed antibodies nor reimbursements received from GSK during the years ended December 31, 2015, 2014 and 2013.

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

Summary of Collaboration Related Revenue

The Company has recognized the following revenues from its collaboration agreements during the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
GSK:
Recognition of upfront payment	$1,123	$1,248	$1,971
Milestone revenue	5,000	11,000	—
Other revenue	363	—	—
GSK total	$6,486	$12,248	$1,971
Bayer:
Recognition of upfront payments	$3,518	$9,756	$9,756
Milestone revenue	—	2,000	25,000
Bayer total	$3,518	$11,756	$34,756
Celgene:
Recognition of upfront payment	$13,055	$13,055	$1,052
Milestone revenue	2,520	2,500	—
Other revenue	320	—	—
Celgene total	$15,895	$15,555	$1,052
Total collaboration related revenue	$25,899	$39,559	$37,779

GSK Strategic Alliance

On December 7, 2007, the Company entered into a Collaboration and Option Agreement with GSK. The agreement was formed to discover, develop and market novel antibody therapeutics to target cancer stem cells. The agreement gives GSK the option to obtain an exclusive license for certain product candidates targeting the Notch signaling pathway.

Under the original agreement, the Company had a research obligation to provide GSK four antibodies that meet specified selection criteria and was responsible for the development of two antibodies through clinical proof-of-concept, or POC, generally considered to be at the end of certain Phase II clinical trials. There is no further obligation by the Company to perform development once these are achieved. Upon exercise of its option, GSK obtains an exclusive worldwide license to the antibody, assume full financial responsibility for funding further clinical development and commercialization and will be obligated to make payments to the Company for further development and commercialization milestones and royalties on product sales.

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

In January 2015, the Company enrolled the first biomarker-selected patient in the expansion stage of the brontictuzumab (anti-Notch1, OMP-52M51) Phase Ia trial in solid tumors. The advancement to the predictive biomarker expansion stage triggered a $5.0 million substantive milestone payment from GSK, which the Company has recognized as collaboration revenue in current year. In addition, we recognized $0.4 million revenue for the reimbursement of research and development costs for services performed in 2015.

As of December 31, 2015, the Company was eligible to receive in its collaboration with GSK up to $76.0 million in future development milestone payments prior to the completion of certain Phase II POC clinical trials. These remaining potential development milestones include up to $16.0 million for the start of certain Phase II clinical trials, including a $5.0 million bonus payment, and up to $60.0 million if GSK exercises its options for the two programs, including a $10.0 million bonus payment. GSK has the option to license the brontictuzumab program as early as the end of Phase Ia or both programs at Phase II POC, and will be responsible for all further development and commercialization following such option exercise. If GSK successfully develops and commercializes both candidates for more than one indication, the Company could receive contingent consideration payments of up to $309.0 million for the achievement of regulatory events and up to $280.0 million upon the achievement of certain levels of worldwide net sales, for a total of $665.0 million of potential future payments. In addition, the Company can earn royalty payments on all future collaboration product sales, if any. As all contingent consideration payments are based solely on the performance of GSK, the milestone method of accounting will not be applied to such amounts.

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

In November 2015, we further amended our agreement with Bayer to allow us the right to add, in our sole discretion, an additional dose escalation cohort of six patients to each of our Phase Ib trial of vantictumab in combination with standard-of-care therapy in breast cancer and our Phase Ib trial of ipafricept in combination with standard-of-care therapies in ovarian cancer. In addition, we agreed with Bayer to add six additional patients to the expansion cohort of each of these Phase Ib trials. Bayer agreed to reimburse us for out-of-pocket expenses we incur in connection with the inclusion of the additional patients in these trials.

We revised the estimated periods of performance and extended the amortization of the upfront payment to March 2017, which caused a $6.3 million decrease in revenue in current year.

As of December 31, 2015, the Company was eligible to receive up to $10.0 million in future development milestone payments in its collaboration with Bayer for the Company’s development of biologic product candidates, prior to the point that Bayer exercises its options. The Company is eligible to receive up to $55.0 million if Bayer exercises its options for biologic product candidates. Bayer will be responsible for all further development and commercialization following the exercise of an option for a product candidate. The Company is eligible to receive up to $22.0 million in development milestone payments for the small molecule candidates. If Bayer successfully develops and commercializes all of the product candidates for more than one indication, the Company could receive contingent consideration payments of up to $185.0 million for the achievement of regulatory events (up to $135.0 million for biologics and $50.0 million for small molecules) and up to $1.0 billion upon the achievement of specified future product sales (up to $862.5 million for biologics and $140.0 million for small molecules). As all contingent consideration is based solely on the performance of Bayer, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the agreement with Bayer.

Celgene Strategic Alliance

In December 2013, the Company entered into a Master Research and Collaboration Agreement (the Agreement) with Celgene pursuant to which the Company and Celgene will collaborate on research and development programs directed to the discovery and development of novel biologic therapeutic programs to target CSCs, and, if Celgene exercises an option to do so, the discovery, development and commercialization of novel small molecule therapeutic programs to target CSCs. Pursuant to the biologic therapeutic programs, the Company will conduct further development of demcizumab (anti-DLL4, OMP-21M18), anti-DLL4/VEGF bispecific antibodies, biologic therapeutics directed to targets in the RSPO-LGR signaling pathway, including anti-RSPO3 (OMP-131R10), and biologic therapeutics directed to targets in an undisclosed pathway. Celgene has options to obtain exclusive licenses to develop further and commercialize biologic therapeutics in specified programs, which may be exercised during time periods specified in the agreement through completion of certain clinical trials, provided that such option exercise occurs within the contractual Option Period of 12 years. The Company at its option may enter into co-commercialization and co-development agreements for five of the six biologic programs. During the Option Period, the Company will provide research and development services and the resultant data to Celgene for analysis in order for Celgene to determine whether or not to exercise its options.

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

In December 2015, the Company achieved the safety milestone and received a designation notice from Celgene for clinical candidate of an undisclosed preclinical immuno-oncology program, for which the Company is planning to file an IND in the next 12 months.  The milestone achievement is based on an analysis of available demcizumab Phase Ib and blinded interim Phase II clinical trial safety.  This milestone achievement and the designation triggered a $70.0 million and $2.5 million payment, respectively, due to the Company from Celgene under the Celgene Agreement. The $70.0 million safety milestone was considered a non-substantive milestone and was recorded in accounts receivable and deferred revenue as of December 31, 2015, which will be recognized as revenue ratably over the estimated period of performance. The $2.5 million designation payment was recognized as collaboration revenue in current year. In addition, we recognized $0.3 million revenue for the reimbursement of research and development costs for services performed in 2015.

As of December 31, 2015, the Company was eligible to receive in its collaboration with Celgene up to $15.0 million in future development milestones across all programs, prior to the point that Celgene exercises its options. The Company is also eligible to receive up to $240.0 million of contingent consideration if Celgene exercises all its options for the biologic and small molecule therapeutic programs. Celgene will be responsible for all further development and commercialization following the exercise of the options for specified programs. If Celgene successfully develops and commercializes all of the product candidates, the Company could receive additional contingent consideration of up to $2.8 billion for the achievement of regulatory events (up to $2.7 billion for biologics and $95.0 million for small molecules). As all contingent consideration is based solely on the performance of Celgene, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the Agreement.

11. Lonza Sales AG Agreement

In August 2012, the Company entered into a multi-product license agreement with Lonza Sales AG (“Lonza”). This agreement relates to the process development and manufacturing of the Company’s biologics portfolio with Lonza. Under the multi-product license agreement, the Company receives licenses to utilize Lonza’s glutamine synthetase gene expression system and related technologies for commercial production of the Company’s product candidates. Under this license agreement, the Company paid an upfront payment of $488,000 which was recorded to research and development expense during 2012 and is obligated to pay Lonza certain payments up to £1.4 million (approximately $2.3 million) on achievement of specified events for each licensed product, and royalties up to the very low single digits on sales of its licensed products. There has been no further payment made by the Company to Lonza pursuant to the license agreement as of the year ended December 31, 2014 or 2015.

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

As of December 31, 2015, a total of 2,987,512 shares of common stock have been authorized under the 2013 Plan. As of December 31, 2015, a total of 2,545,445 shares are subject to options outstanding under the 2013 Plan. There are 1,862,241 shares subject to options outstanding under the 2004 Plan as of December 31, 2015, which will become available for issuance under the 2013 Plan to the extent the options are forfeited or lapse unexercised without issuance of such shares under the 2004 Plan. On January 1, 2016 an additional 1,204,665 shares of our common stock became available for future issuance as a result of the annual increase provision in the 2013 Plan.

Summary of Activity

The following table summarizes activity under 2004 Plan and 2013 Plan during the twelve months ended December 31, 2015, including grants to nonemployees and restricted stock units (“RSUs”) granted:

(In thousands, except per share amounts)	Shares Available for Grant of Options and Awards	Options and Awards Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balances at December 31, 2012	211	2,449	$3.48
Options authorized	500	—	—
Options granted	(597)	597	15.10
Options exercised	—	(113)	2.19
Options forfeited	3	(3)	6.75
Balances at December 31, 2013	117	2,930	5.90
Options authorized	1,176	—	—
Options granted	(1,027)	1,027	22.50
RSUs granted	(294)	294	—
Options exercised	—	(382)	2.83
Options forfeited	47	(47)	22.28
Balances at December 31, 2014	19	3,822	10.84
Options authorized	1,194	—	—
Options granted	(1,139)	1,139	21.97
Options exercised	—	(196)	3.05
RSUs forfeited	8	(8)	—
Options forfeited	63	(63)	13.61
Balances at December 31, 2015	145	4,694	$14.02	6.52	$45,394
Vested and Expected to vest—December 31, 2015		4,632	$13.92	6.48	$45,286
Vested—December 31, 2015		2,343	$8.23	4.80	$34,152

The intrinsic value of options exercised was $4.2 million, $8.9 million and $3.1 million for the years ended December 31, 2015, 2014, and 2013. The intrinsic value of outstanding options was calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock of $22.54 per share, $21.76 per share and $29.52 per share as of December 31, 2015, 2014 and 2013. The weighted-average grant date estimated fair values of options and RSUs granted during the year ended December 31, 2015 was $12.99 per share. No RSUs were granted in 2015. The weighted-average grant date estimated fair values of options and RSUs granted during the year ended December 31, 2014 were $13.90 per share and $31.03 per share, respectively. The weighted-average grant date estimated fair value of options was $9.48 per share for the year ended December 31, 2013.

Liability for Shares with Repurchase Rights

The 2004 Plan allowed for the granting of options that may be exercised before the options have vested. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment or services, at the price paid by the purchaser. The amounts received in exchange for these shares have been recorded as a liability on the accompanying balance sheets and will be reclassified into common stock and additional paid-in-capital if, as and when the shares vest.

At December 31, 2015 and 2014, there were 981 shares and 2,983 shares of common stock outstanding, respectively, subject to the Company’s right of repurchase at a price of $4.56 per share. At December 31, 2015 and 2014, the Company recorded $4,000 and $14,000, respectively, as liabilities associated with shares issued with repurchase rights.

Employee Stock Purchase Plan

As of December 31, 2015, a total of 892,454 shares of common stock have been authorized and 755,319 shares of common stock are available for future issuance under the Company’s Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. On January 1, 2016, an additional 301,166 shares of our common stock became available for future issuance as a result of the annual increase provision in the ESPP plan.

During the years ended December 31, 2015 and 2014, the Company issued 71,226 shares and 65,909 shares under the ESPP, respectively. The Company used the following assumptions to estimate the fair value of the ESPP offered for the year ended December 31, 2015: expected term of 0.5 years, weighted-average volatility from 51.149% to 72.46%, risk-free interest rate from 0.05% to 0.08% and expected dividend yield of zero.  For the year ended December 31, 2014, the Company used the following assumptions to estimate the fair value of the ESPP: expected term of 0.5 years, weighted-average volatility from 65.7% to 115.4%, risk-free interest rate from 0.05% to 0.08% and expected dividend yield of zero. For the year ended December 31, 2013, the Company used the following assumptions to estimate the fair value of the ESPP: expected term of 0.5 years, weighted-average volatility of 65.7%, risk-free interest rate of 0.05% and expected dividend yield of zero.

Restricted Stock Units

In March 2014, the Company awarded 293,980 RSUs under the 2013 Plan. Each vested RSU represents the right to receive one share of common stock. The fair value of the RSU awards was calculated based on the NASDAQ quoted stock price on the date of the grant with the expense being recognized over the vesting period. The RSUs are generally scheduled to vest at the end of three years at March 31, 2017. However, the vesting of 25% of the awarded RSUs was accelerated upon the achievement of a designated milestone payment related to safety data from Phase Ib and Phase II clinical trials of demcizumab (anti-DLL4, OMP-21M18). The stock-based compensation expense for these RSUs is being amortized on the straight-line basis over the three-year vesting period. The Company continues to assess at each reporting date whether achievement of any performance condition is probable and would begin recognizing compensation costs based on the accelerated vesting if and when achievement of the performance condition becomes probable. In the fourth quarter of fiscal year 2015, the company achieved the milestone payment related to Phase II clinical trials of demcizumab and recognized stock-based compensation expense of $3.8 million and $2.3 million related to these RSUs for the year ended December 31, 2015, and 2014, respectively.

Stock-Based Compensation

Employee stock-based compensation expense was calculated based on awards expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development	$6,113	$3,600	$957
General and administrative	4,653	2,594	779
Total	$10,766	$6,194	$1,736

As of December 31, 2015, the Company had $23.4 million and $2.8 million of unrecognized compensation expense related to unvested stock options and RSUs, respectively, which are expected to be recognized over an estimated weighted-average period of 3.07 years and 1.25 years, respectively.

The estimated grant date fair value of employee stock options was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Year Ended December 31,
	2015	2014	2013
Weighted-average volatility	62.6%	66.3%	68.3%
Weighted-average expected term (years)	6.2	6.2	6.2
Risk-free interest rate	2.05%	2.06%	1.82%
Expected dividend yield	—	—	—

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

13. Income Taxes

For the year ended December 31, 2015, the Company recorded an income tax provision of $20,000 due to interest on uncertain tax positions. For the year ended December 31, 2014, the Company recorded an income tax benefit of $0.5 million due primarily to the recognition of additional tax attributes that can offset alternative minimum tax as a result of the carryback. For the year ended December 31, 2013, the Company recorded an income tax provision of $1.9 million due primarily to the accelerated recognition of certain upfront payments for tax purposes that could not be fully offset by tax attributes.

Loss before income taxes for the years ended December 31, 2015, 2014 and 2013 was from the United States.

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current
Federal	$19	$(10,841)	$12,274
State	1	1	1
Total	20	(10,840)	12,275
Deferred
Federal	—	10,331	(10,331)
State	—	—	—
Total	—	10,331	(10,331)
Income tax provision (benefit)	$20	$(509)	$1,944

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Tax at statutory federal rate	35%	35%	35%
State tax—net of federal benefit	3%	—	—
Research and development credit	9%	12%	6%
Change in valuation allowance	(46)%	(45%)	(54%)
Federal tax rate differential	—	—	6%
Other	(1%)	(1%)	(1%)
Income tax (provision) benefit	0%	1%	(8%)

Net deferred tax assets as of December 31, 2015 and 2014 consist of the following (in thousands):

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$28,833	$28,414
Accruals	1,126	911
Tax credit carryovers	36,786	19,249
Deferred revenue	70,428	52,054
Other	5,092	2,378
Gross deferred tax assets	142,265	103,006
Deferred tax liability	(151)	(143)
Valuation allowance	(142,114)	(102,863)
Net deferred tax assets	$—	$—

The valuation allowance increased by $39.3 million and $25.8 million for the year ended December 31, 2015 and 2014, respectively. The tax benefit of deductible temporary differences or carryforwards is recorded as a deferred tax asset to the extent that management assesses the realization is “more likely than not.” Future realization of the tax benefit ultimately depends on the existence of sufficient taxable income within the carryback or carryforward period available under the tax law. At December 31, 2015 and 2014, the Company has set up valuation allowances against all federal and state deferred tax assets because based on all available evidence, these deferred tax assets are not more likely than not to be realizable.

At December 31, 2015, the Company had federal and state net operating loss carryforwards aggregating approximately $75.3 million and $110.2 million, respectively. These federal and California net operating loss carryforwards will begin to expire in 2023 and 2016, respectively, if not utilized. At December 31, 2015, the Company also had federal and California research and development credit carryforwards aggregating approximately $16.3 million and $16.1 million, respectively. The federal credits will expire in 2025, if not utilized. California research and development credits have no expiration date. At December 31, 2015, the Company also had federal orphan drug credit and alternative minimum tax carryforwards of approximately $16.2 million and $2.6M, respectively. The federal orphan drug credits will begin to expire in 2034, if not utilized. Alternative minimum tax credits have no expiration date.

Utilization of the net operating loss and tax credits carryforwards may be limited by “ownership change” rules, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. This annual limitation may result in the expiration of the net operating losses and credits before utilization. The Company has performed an analysis to determine whether an “ownership change” has occurred from inception to December 31, 2015. Based on this analysis, management has determined that $0.7 million in federal and $0.7 million in California net operating losses generated during that period will expire without being used.

The Company recognizes the financial statements effects of a tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination.

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	December 31,
	2015	2014	2013
Balance at beginning of year	$5,434	$4,464	$3,404
Increase related to current year tax provision	4,668	1,539	708
Increase related to prior year tax provision	10	—	354
Decrease related to current year tax provision	—	—	(2)
Decrease related to prior year tax provision	(90)	(569)	—
Balance at end of year	$10,022	$5,434	$4,464

The unrecognized tax benefits, if recognized and in absence of full valuation allowance, would impact the income tax provision by $9.0 million and $4.6 million as of December 31, 2015 and 2014, respectively.

The Company has elected to include interest and penalties as a component of tax expense. The Company accrued approximately $20,000 of interest and penalties during 2015. As of December 31, 2014 and 2015, the Company had recognized a liability for interest and penalties of approximately $37,000 and $57,000, respectively.

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

14. Net Loss per Common Share

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2015	2014	2013
Options to purchase common stock	4,407,686	3,528,032	2,930,381
RSUs	286,071	293,980	—
	4,693,757	3,822,012	2,930,381

15. Selected Quarterly Financial Data (Unaudited)

Selected quarterly results from operations for the years ended December 31, 2015 and 2014 are as follows (in thousands, except per share amounts):

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenue	$9,687	$4,687	$4,687	$6,838
Operating expenses	24,227	26,322	29,248	31,659
Net loss	(14,529)	(21,620)	(24,479)	(24,779)
Basic and diluted net loss per common share	(0.49)	(0.72)	(0.81)	(0.82)

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenue	$6,015	$6,015	$19,015	$8,514
Operating expenses	19,922	21,607	24,515	24,139
Net loss	(13,871)	(15,597)	(5,486)	(15,056)
Basic and diluted net loss per common share	(0.47)	(0.53)	(0.18)	(0.50)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2016 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2015, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Date: March 10, 2016

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

Signature	Title	Date

/s/ Paul J. Hastings	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 10, 2016
Paul J. Hastings

/s/ Sunil Patel	Chief Financial Officer, Senior Vice President, Corporate Development and Finance (Principal Financial and Accounting Officer)	March 10, 2016
Sunil Patel

/s/ Jack W. Lasersohn	Lead Director	March 10, 2016
Jack W. Lasersohn, J.D.

/s/ Terry Gould	Director	March 10, 2016
Elisha P. (“Terry”) Gould III

/s/Perry Karsen	Director	March 10, 2016
Perry Karsen
/s/ Laurence Lasky	Director	March 10, 2016
Laurence Lasky, Ph.D.

/s/ Deepa R. Pakianathan	Director	March 10, 2016
Deepa R. Pakianathan, Ph.D.

/s/ Denise Pollard-Knight	Director	March 10, 2016
Denise Pollard-Knight, Ph.D.

/s/ Jonathan D. Root	Director	March 10, 2016
Jonathan D. Root, M.D.
/s/ Rick E. Winningham	Director	March 10, 2016
Rick E. Winningham
/s/ Michael S. Wyzga	Director	March 10, 2016
Michael S. Wyzga

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Date	Number		Herewith

1.1	Form of Underwriting Agreement	S-1/A	07/08/2013	1.1

3.1	Amended and Restated Certificate of Incorporation	8-K	07/28/2013	3.1

3.2	Amended and Restated Bylaws	8-K	07/28/2013	3.2

4.1	Form of Common Stock Certificate	S-1/A	07/03/2013	4.1

4.2(A)	Amended and Restated Investor Rights Agreement, dated October 7, 2008, by and among the registrant and certain stockholders	S-1	05/11/2012	4.4	(A)

4.2(B)	Amendment and Consent, dated September 16, 2010, by and among the registrant and certain stockholders	S-1	05/11/2012	4.4	(A)

4.3	Registration Rights Agreement, dated as of December 2, 2013, by and between the registrant and Celgene Corporation	8-K	12/03/2013	4.1

10.1(A)†	Research and Development Collaboration, Option and License Agreement, dated December 7, 2007, by and between the registrant and SmithKline Beecham Corporation	S-1/A	07/05/2012	10.1	(A)

10.1(B)†	Amendment No. 1 to the Research and Development Collaboration, Option and License Agreement, dated July 28, 2011, by and between the registrant and GlaxoSmithKline LLC	S-1/A	07/05/2012	10.1	(B)

10.1(C)†	Second Amendment regarding Payment of Certain Milestone Payments for the Anti-Notch 2/3 Program (OMP-59R5), dated July 27, 2012, by and between the registrant and GlaxoSmithKline LLC	S-1/A	10/25/2012	10.1	(C)

10.2(A)†	Collaboration and Option Agreement, dated June 15, 2010, by and between the registrant and Bayer Schering Pharma AG	S-1/A	07/05/2012	10.2

10.2(B)†	Amendment 1 to the Collaboration and Option Agreement, dated August 1, 2012, by and between the registrant and Bayer Schering Pharma AG	S-1/A	10/25/2012	10.2	(B)

10.2(C)†	Amendment 2 to the Collaboration and Option Agreement, dated August 27, 2013, by and between the registrant and Bayer Schering Pharma AG.	10-Q	11/13/2013	10.9

10.2(D)	Amendment 3 to the Collaboration and Option Agreement, dated November 4, 2015, by and between the registrant and Bayer Pharma AG.					X

10.3(A)†	Subscription and License Agreement, dated June 1, 2006, by and between the registrant and MorphoSys AG	S-1/A	07/05/2012	10.3	(A)

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Date	Number		Herewith

10.3(B)†	Commercial License Requests under the Subscription and License Agreement, dated April 28, 2008 and May 6, 2008, by and between the registrant and MorphoSys AG	S-1	05/11/2012	10.3	(B)

10.3(C) †	Extended Research License under the Subscription and License Agreement, dated September 30, 2014, by and between the registrant and MorphoSys AG	10-K	03/12/2015	10.3	(C)

10.4(A)†	License Agreement, dated January 5, 2001, by and between the registrant (as successor in interest to Cancer Stem Cell Genomics, Inc.) and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(A)

10.4(B)†	Amendment Number 1 to License Agreement, dated July 21, 2004, by and between the registrant (as successor in interest to Cancer Stem Cell Genomics, Inc.) and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(B)

10.4(C)†	Amendment Number 2 to License Agreement, dated August 13, 2004, by and between the registrant and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(C)

10.4(D)	Amendment No. 3 to License Agreement, dated March 31, 2005, by and between the registrant and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(D)

10.4(E)	Amendment No. 4 to License Agreement, dated December 12, 2005, by and between the registrant and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(E)

10.4(F)†	Amendment No. 5 to License Agreement, dated March 12, 2007, by and between the registrant and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(F)

10.4(G)	Amendment No. 6 to License Agreement, dated October 6, 2008, by and between the registrant and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(G)

10.4(H)	Letter, dated September 4, 2008, from the University of Michigan to the registrant regarding the License Agreement	S-1	05/11/2012	10.4	(H)

10.4(I)†	Memorandum of Understanding, dated May 8, 2009, by and between the registrant and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(I)

10.5(A)	Lease, dated May 30, 2006, by and between the registrant and Slough Redwood City, LLC	S-1	05/11/2012	10.5	(A)

10.5(B)	First Amendment to Lease, dated November , 2006, by and between the registrant and Slough Redwood City, LLC	S-1	05/11/2012	10.5	(B)

10.5(C)	Second Amendment to Office Lease, dated December 22, 2010, by and between the registrant and HCP LS Redwood City, LLC	S-1	05/11/2012	10.5	(C)

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Date	Number		Herewith

10.6(A)#	2004 Stock Incentive Plan, as amended	S-1	05/11/2012	10.6	(A)

10.6(B)#	Form of Stock Option Agreement under 2004 Stock Incentive Plan	S-1	05/11/2012	10.6	(B)

10.7(A)#	2013 Equity Incentive Award Plan	S-1/A	07/08/2013	10.7

10.7(B)#	Form of Stock Option Agreement under 2013 Equity Incentive Award Plan	S-1/A	07/03/2013	10.7	(B)

10.7(C)#	Form of Restricted Stock Unit Award Agreement under the OncoMed Pharmaceuticals, Inc. 2013 Equity Incentive Award Plan	S-8	03/28/2014	10.3

10.8#	Employee Stock Purchase Plan	S-1/A	07/03/2013	10.8

10.9#	Offer Letter, dated November 12, 2005, by and between the registrant and Paul Hastings	S-1	05/11/2012	10.9

10.9(B)#	Amendment to Employment Agreement, dated July 2, 2013, by and between the registrant and Paul Hastings	S-1/A	07/03/2013	10.9	(B)

10.9(C)#	Letter Agreement re: Change in Control and Severance Agreement, dated October 12, 2015, by and between the registrant and Paul Hastings					X

10.10#	Offer Letter, dated May 27, 2004, by and between the registrant (as successor in interest to Cancer Stem Cell Genomics, Inc.) and John A. Lewicki	S-1	05/11/2012	10.10

10.11#	Offer Letter, dated October 15, 2007, by and between the registrant and William D. Waddill	S-1	05/11/2012	10.11

10.12#	Offer Letter, dated June 18, 2009, by and between the registrant and Sunil Patel	S-1	05/11/2012	10.12

10.13#	Offer Letter, dated July 14, 2005, by and between the registrant and Tim Hoey	S-1	05/11/2012	10.13

10.14#	Offer Letter, dated September 27, 2004, by and between the registrant and Austin Gurney	S-1	05/11/2012	10.14

10.15#	Form of Indemnity Agreement for directors and officers	S-1/A	07/03/2012	10.16

10.16#	Amended and Restated Form of Change in Control and Severance Agreement for officers					X

10.17#	Offer Letter, dated July 28, 2011, by and between the registrant and Jakob Dupont	S-1/A	06/15/2012	10.18

10.18#	Offer Letter, dated April 24, 2008, by and between the registrant and Alicia J. Hager	S-1/A	06/15/2012	10.19

10.19(A)†	Multi-Product License Agreement, dated August 22, 2012, by and between the registrant and Lonza Sales AG	S-1/A	10/25/2012	10.21

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Date	Number		Herewith
10.19(B) †	Amendment No. 1 to the Multi-Product License Agreement, dated January 22, 2014, by and between the registrant and Lonza Sales AG	10-K	03/12/2015	10.20	(B)

10.19(C) †	Amendment No. 2 to the Multi-Product License Agreement, dated July 23, 2015, by and between the Registrant and Lonza Sales AG	10-Q	11/05/2015	10.1

10.20	Non-Employee Director Compensation Policy, adopted August 28, 2013, as amended October 14, 2013, February 28, 2014 and June 24, 2015	10-Q	08/10/2015	10.1

10.21†	Master Research and Collaboration Agreement, by and between the registrant and Celgene Corporation	10-K	03/18/2014	10.23

10.22	Securities Purchase Agreement, dated as of December 2, 2013, by and between the registrant and Celgene Corporation	8-K	12/03/2013	10.1

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.

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