Form 10-Q
period 2016-03-31
OncoMed Pharmaceuticals Inc
filed 2016-05-05
CIK 1302573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 2, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 30,298,216.

ONCOMED PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OncoMed Pharmaceuticals, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$84,563	$38,444
Short-term investments	108,940	118,835
Accounts receivable and other receivables	1,308	70,699
Prepaid and other current assets	3,565	3,277
Total current assets	198,376	231,255
Property and equipment, net	4,907	4,825
Other assets	1,647	1,807
Total assets	$204,930	$237,887
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,212	$6,660
Accrued liabilities	9,429	11,475
Accrued clinical liabilities	13,649	12,221
Current portion of deferred revenue	21,393	21,543
Current portion of deferred rent	753	738
Liability for shares issued with repurchase rights	2	4
Total current liabilities	48,438	52,641
Deferred revenue, less current portion	174,413	179,612
Deferred rent, less current portion	1,534	1,729
Non-current income tax payable	356	354
Total liabilities	224,741	234,336
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2016 and December 31, 2015; no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized at March 31, 2016 and December 31, 2015; 30,292,750 shares and 30,116,633 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	30	30
Additional paid-in capital	317,080	313,344
Accumulated other comprehensive income	135	20
Accumulated deficit	(337,056)	(309,843)
Total stockholders’ equity (deficit)	(19,811)	3,551
Total liabilities and stockholders' equity (deficit)	$204,930	$237,887

See accompanying notes.

OncoMed Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Revenue:
Collaboration revenue	$5,348	$9,687
Other revenue	1,002	—
Total revenue	6,350	9,687
Operating expenses:
Research and development	28,398	19,433
General and administrative	5,199	4,794
Total operating expenses	33,597	24,227
Loss from operations	(27,247)	(14,540)
Interest and other income, net	37	22
Loss before income taxes	(27,210)	(14,518)
Income tax provision	3	11
Net loss	$(27,213)	$(14,529)
Net loss per common share, basic and diluted	$(0.90)	$(0.49)
Shares used to compute net loss per common share, basic and diluted	30,221,634	29,908,307

See accompanying notes.

OncoMed Pharmaceuticals, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(27,213)	$(14,529)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	115	92
Total comprehensive loss	$(27,098)	$(14,437)

See accompanying notes.

OncoMed Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(27,213)	$(14,529)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	434	383
Stock-based compensation	2,995	2,387
Changes in operating assets and liabilities:
Receivable-related parties	—	6
Accounts receivable and other receivables	69,391	—
Prepaid and other current assets	(287)	(78)
Other assets	160	3
Accounts payable	(3,448)	(1,327)
Accrued liabilities	(2,046)	(3,358)
Accrued clinical liabilities	1,428	1,750
Deferred revenue	(5,349)	(4,687)
Deferred rent	(180)	(166)
Net cash provided by (used in) operating activities	35,885	(19,616)
Investing activities
Purchases of property and equipment	(516)	(398)
Purchases of short-term investments	(30,000)	(9,992)
Maturities of short-term investments	40,010	29,979
Net cash provided by investing activities	9,494	19,589
Financing activities
Proceeds from issuance of common stock related to the exercise of options and employee stock plan purchases	740	1,004
Net cash provided by financing activities	740	1,004
Net increase in cash and cash equivalents	46,119	977
Cash and cash equivalents at beginning of period	38,444	28,138
Cash and cash equivalents at end of period	$84,563	$29,115

See accompanying notes.

OncoMed Pharmaceuticals, Inc.

Notes to the Unaudited Condensed Financial Statements

1. Organization

OncoMed Pharmaceuticals, Inc. (“OncoMed”, the “Company”, “we”, “us”, or “our”) is a clinical development-stage biopharmaceutical company focused on discovering and developing novel anti-cancer therapeutics, including anti-cancer stem cell (“anti-CSC”) and immuno-oncology product candidates. Our approach has been to address fundamental biologic pathways and targets thought to drive cancer’s growth, resistance, recurrence and metastases. We have seven internally discovered product candidates in clinical development. We have two biologic product candidates in the immuno-oncology field advancing toward Investigational New Drug (“IND”) application filings with the U.S. Food and Drug Administration. We are also pursuing discovery of additional novel approaches to cancer treatment including anti-CSC and immuno-oncology product candidates. The Company was originally incorporated in July 2004 in Delaware. The Company’s operations are based in Redwood City, California, and it operates in one segment.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any subsequent interim period. Certain prior period amounts reported in our financial statements and notes thereto have been reclassified to conform to the current period presentation, with no impact on previously reported operating results or financial position.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2016.

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

Customer Concentration

Customers whose collaboration revenue accounted for 10% or more of total revenues were as follows:

	Three Months Ended
	March 31,
	2016	2015
GlaxoSmithKline LLC (“GSK”)	10%	55%
Bayer Pharma AG (“Bayer”)	*	11%
Celgene Corporation (“Celgene”)	87%	34%
*	Less than 10%

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

Newly Adopted and Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year allowing early adoption as of the original effective date of fiscal years and interim reporting periods beginning after December 15, 2016, at which time companies may adopt the new standard update under the full retrospective method or the modified retrospective method. The deferral results in the new revenue standard being effective for us for fiscal years and interim reporting periods beginning after December 15, 2017. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our financial statements and related disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. The guidance is effective for all entities for annual periods beginning after December 15, 2015 and interim periods within those annual periods. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date. The Company does not believe the adoption of this guidance will have a material impact on its financial statements.

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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This amendment provides guidance to help entities determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. Upon adoption, an entity has the option to apply the provisions of ASU 2015-05 either prospectively to all arrangements entered into or materially modified, or retrospectively. The adoption of this standard is not expected to have an impact on the Company’s financial statements.

In November 2015, the FASB issued ASU No. 2015-17 regarding ASC Topic 470 “Income Taxes: Balance Sheet Classification of Deferred Taxes.” The guidance eliminates the requirement to bifurcate Deferred Taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the amendments may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company early adopted the guidance prospectively beginning in the fourth quarter of fiscal 2015. The adoption did not have a material impact on our financial statements. No prior periods were retrospectively adjusted.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, related to simplifications of employee share-based payment accounting. This pronouncement eliminates the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. The pronouncement also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-09 will have on our financial statements and related disclosures.

3. Cash Equivalents and Investments

The fair value of securities, not including cash at March 31, 2016  and December 31, 2015, were as follows (in thousands):

	March 31, 2016
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$33	$—	$—	$33
U.S. treasury bills	108,805	135	—	108,940
Total available-for-sale securities	$108,838	$135	$—	$108,973
Classified as:
Cash equivalents				$33
Short-term investments				108,940
Total cash equivalents and investments				$108,973

As of March 31, 2016, the Company had a total of $193.5 million in cash, cash equivalents, and short-term investments, which includes $84.6 million in cash and $108.9 million in cash equivalents and short-term investments.

	December 31, 2015
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$118,815	$40	$(20)	$118,835
Total available-for-sale securities	$118,815	$40	$(20)	$118,835
Classified as:
Short-term investments				$118,835

As of December 31, 2015, the Company had a total of $157.3 million in cash, cash equivalents, and short-term investments, which includes $38.5 million in cash and $118.8 million in cash equivalents and short-term investments.

All available-for-sale securities held as of March 31, 2016 and December 31, 2015 had contractual maturities of less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$33	$—	$—	$33
U.S. treasury bills	—	108,940	—	108,940
Total	$33	$108,940	$—	$108,973

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury bills	$—	$118,835	$—	$118,835
Total	$—	$118,835	$—	$118,835

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

5. Collaborations

Summary of Collaboration Related Revenue

The Company has recognized the following revenues from its collaboration agreements during the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
GSK:
Recognition of upfront payments	$150	$312
Milestone revenue	—	5,000
Other revenue	466	—
GSK total	616	5,312
Bayer:
Recognition of upfront payments	185	1,111
Other revenue	54	—
Bayer total	239	1,111
Celgene:
Recognition of upfront payments	3,263	3,264
Milestone revenue	1,750	—
Other revenue	482	—
Celgene total	5,495	3,264
Total collaboration related revenue	$6,350	$9,687

GSK Strategic Alliance

As of March 31, 2016, the Company was eligible to receive in its collaboration with GSK up to $76.0 million in future development milestone payments prior to the completion of certain Phase II proof-of-concept (“POC”) clinical trials. These remaining potential development milestones include up to $16.0 million for the start of certain Phase II clinical trials associated with the development of brontictuzumab, including a $5.0 million bonus payment, and up to $60.0 million if GSK exercises its options for either tarextumab or brontictuzumab, including a $10.0 million bonus payment. GSK has the option to license tarextumab at the end of the Phase II “PINNACLE” clinical trial. GSK has the option to license the brontictuzumab program as early as the end of Phase Ia. Following exercise of the option, GSK will be responsible for all further development and commercialization following such option exercise. If GSK successfully develops and commercializes both candidates for more than one indication, the Company could receive contingent consideration payments of up to $309.0 million for the achievement of certain post-option exercise development and regulatory events and up to $280.0 million upon the achievement of certain levels of worldwide net sales, for a total of $665.0 million of potential future payments. In addition, the Company can earn royalty payments on all future collaboration product sales, if any. As all contingent consideration payments are based solely on the performance of GSK, the milestone method of accounting will not be applied to such amounts.

Bayer Strategic Alliance

As of March 31, 2016, the Company was eligible to receive up to $10.0 million in future development milestone payments in its collaboration with Bayer for the Company’s development of biologic product candidates, prior to the point that Bayer exercises its options. The Company is eligible to receive up to $55.0 million if Bayer exercises its options for biologic product candidates. Bayer will be responsible for all further development and commercialization following the exercise of an option for a product candidate. The Company is eligible to receive up to $22.0 million in certain development milestone payments for the small molecule candidates. If Bayer successfully develops and commercializes all of the product candidates for more than one indication, the Company could receive contingent consideration payments of up to $185.0 million for the achievement of certain later-stage development and regulatory events (up to $135.0 million for biologics and $50.0 million for small molecules) and up to $1.0 billion upon the achievement of specified future product sales (up to $862.5 million for biologics and $140.0 million for small molecules). In addition, the Company can earn royalty payments on all future collaboration product sales, if any. As all contingent consideration is based solely on the performance of Bayer, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the agreement with Bayer.

Celgene Strategic Alliance

As of March 31, 2016, the Company was eligible to receive in its collaboration with Celgene up to $15.0 million in future development milestones across all programs, prior to the point that Celgene exercises its options. The Company is also eligible to receive up to $240.0 million of contingent consideration if Celgene exercises all its options for the biologic and small molecule therapeutic programs. Celgene will be responsible for all further development and commercialization following the exercise of the options for specified programs. If Celgene successfully develops and commercializes all of the product candidates, the Company could receive additional contingent consideration of up to $2.8 billion for the achievement of post-option exercise development, regulatory events and sales milestones (up to $2.7 billion for biologics and $95.0 million for small molecules). Following Celgene’s exercise of its option for a biologic therapeutic program, the Company will have co-development and co-commercialization rights for five of the six biologic therapeutic programs in the U.S. and will share 50% of all product profits and losses in the U.S. Outside the U.S., Celgene will have exclusive development and commercialization rights for such programs, with the Company eligible to receive milestones and tiered royalties on product sales. With respect to one of the six biologic therapeutic programs, and any of the other biologic therapeutic programs if the Company elects not to co-develop and co-commercialize products arising from such program, Celgene will have exclusive development and commercialization rights worldwide, with the Company eligible to receive milestones and tiered royalties on worldwide product sales. As all contingent consideration is based solely on the performance of Celgene, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the Agreement.

6. Stock Incentive Plans

Equity Incentive Award and Stock Incentive Plans

As of March 31, 2016, a total of  4,192,177  shares of common stock have been authorized under the 2013 Equity Incentive Award Plan (the “2013 Plan”), including the additional 1,204,665 shares of common stock that became available for future issuance under the 2013 Plan as of January 1, 2016 as a result of an annual automatic increase provision in the 2013 Plan. As of March 31, 2016, a total of 2,577,218, shares are subject to options outstanding under the 2013 Plan. There are 1,836,499 shares subject to options outstanding under the 2004 Stock Incentive Plan (the “2004 Plan”) as of March 31, 2016, which will become available for issuance under the 2013 Plan to the extent the options are forfeited or lapse unexercised without issuance of such shares under the 2004 Plan.

The following table summarizes activity under the 2004 Plan and 2013 Plan during the three months ended March 31, 2016, including grants to nonemployees and restricted stock units (“RSUs”) granted:

	Shares Available
	for Grant	Options and
	of Options and	Awards
(In thousands)	Awards	Outstanding
Balance at December 31, 2015	145	4,694
Additional shares authorized	1,205	—
Options granted	(46)	46
Options exercised	—	(26)
Awards vested	—	(71)
Options forfeited	14	(14)
RSUs forfeited	1	(1)
Balance at March 31, 2016	1,319	4,628

The weighted-average grant date estimated fair value of options granted during the three months ended March 31, 2016 was $17.75 per share.

Employee Stock Purchase Plan

As of March 31, 2016, a total of 1,193,620  shares of common stock have been authorized and 978,208 shares of common stock are available for future issuance under the Company’s Employee Stock Purchase Plan (the “ESPP”). This authorized number includes the additional 301,166 shares of common stock that became available for future issuance under the ESPP as of January 1, 2016 as a result of an annual automatic increase provision in the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period.

During the three months ended March 31, 2016, the Company issued 78,227  shares under the ESPP. The Company used the following assumptions to estimate the fair value of the ESPP offered during the three months ended March 31, 2016: expected term of 0.5 years, weighted-average volatility of 45.39%  , risk-free interest rate of  0.26% and expected dividend yield of zero.

Restricted Stock Units

In March 2014, the Company awarded 293,980 RSUs under the 2013 Plan. Each vested RSU represents the right to receive one share of common stock. The fair value of the RSU awards was calculated based on the NASDAQ quoted stock price on the date of the grant with the expense being recognized over the vesting period. The RSUs are generally scheduled to vest at the end of three years at March 31, 2017. However, the vesting of 25% of the awarded RSUs was accelerated upon the achievement of a designated milestone payment related to safety data from Phase Ib and Phase II clinical trials of demcizumab (anti-DLL4, OMP-21M18). The stock-based compensation expense for the remaining RSUs is being amortized on the straight-line basis over the three-year vesting period. The Company has recognized the stock-based compensation expense of $ 0.5 million and $0.7 million related to these RSUs for the three months ended March 31, 2016 and 2015, respectively.

Stock-Based Compensation

Employee stock-based compensation expense was calculated based on awards expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures are expected to differ from those estimates.

Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Research and development	$1,371	$1,324
General and administrative	1,624	1,063
Total	$2,995	$2,387

As of March 31, 2016, the Company had $21.5 million and $2.2 million of unrecognized stock-based compensation expense related to unvested stock options and RSUs, respectively, which are expected to be recognized over an estimated weighted-average period of 2.85 years and 1.0 years, respectively.

The estimated grant date fair value of employee stock options was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended
	March 31,
	2016	2015
Weighted-average volatility	62.4%	65.2%
Weighted-average expected term (years)	6.2	6.2
Risk-free interest rate	1.64%	1.71%
Expected dividend yield	—	—

7. Income Taxes

During the three months ended March 31, 2016, the Company recorded an income tax provision of $3,000 related to discrete items resulting from interest on prior years’ uncertain tax positions. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

8. Net Loss per Common Share

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive:

	As of March 31,
	2016	2015
Options to purchase common stock	4,413,717	3,401,762
RSUs	213,830	289,990
	4,627,547	3,691,752

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed financial statements (unaudited) and related notes included elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements, include, but are not limited to, the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs; our ability to advance product candidates into, and successfully complete, clinical trials; our receipt of future milestone payments and/or royalties, and the expected timing of such payments; our collaborators’ exercise of their license options; the commercialization of our product candidates; the implementation of our business model, strategic plans for our business, product candidates and technology; the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology; estimates of our expenses, future revenues, capital requirements and our needs for additional financing; the timing or likelihood of regulatory filings and approvals; our ability to maintain and establish collaborations or obtain additional government grant funding; our use of proceeds from our initial public offering (“IPO”); our financial performance; and developments relating to our competitors and our industry. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report on Form 10-Q, the terms “OncoMed,” “Company,” “OncoMed Pharmaceuticals,” “we,” “us” and “our” refer to OncoMed Pharmaceuticals, Inc., a Delaware corporation, unless otherwise noted.

Overview

OncoMed is a clinical development-stage biopharmaceutical company focused on discovering and developing novel treatments for patients with cancer including anti-cancer stem cell and immuno-oncology product candidates. Our approach has been to address fundamental biologic pathways and targets thought to drive cancer’s growth, resistance, recurrence and metastases. We believe that a key reason for the limitations of many current cancer treatments is that they fail to impede the growth of cancer stem cells (CSCs), which are responsible for the initiation, metastasis and recurrence of many cancers. Our research into cancer stem cell pathways such as Notch, Wnt and RSPO-LGR, has also led us to identify immuno-oncology biologics intended to bolster immune system recognition of cancer cells and/or suppress immune system evasion mechanisms. We believe our product candidates are quite distinct from current generations of chemotherapies and targeted therapies, and have the potential to significantly impact cancer treatment and the clinical outcome of patients with cancer. All of our product candidates were discovered internally.

We have seven product candidates in clinical development and have treated over one thousand patients across all of our clinical trials. We have two biologic product candidates in immuno-oncology that we plan to advance towards Investigational New Drug, or IND, application filings with the U.S. Food and Drug Administration, or FDA, within the next 12 months. We are also pursuing discovery of additional novel anti-CSC and immuno-oncology product candidates. Our most advanced therapeutic candidate, demcizumab (anti-DLL4, OMP-21M18), is currently in three trials that are enrolling patients, a randomized Phase II trial in pancreatic cancer, a randomized Phase II trial in non-small cell lung cancer (NSCLC), and a Phase Ib trial combining demcizumab and pembrolizumab (Keytruda®, anti-PD1). In December 2015, we achieved a $70.0 million safety milestone from Celgene based on an analysis of available demcizumab Phase Ib and blinded interim Phase II clinical trial safety data. Demcizumab has received orphan drug designation for pancreatic cancer from the FDA. The second candidate, tarextumab (anti-Notch2/3, OMP-59R5), is currently in a randomized Phase II clinical trial in combination with platinum chemotherapy and etoposide in small cell lung cancer patients. Tarextumab has received orphan drug designation from the FDA for small cell lung cancer. In January 2016, we discontinued a second Phase II trial of tarextumab in combination with Abraxane and gemcitabine in pancreatic cancer patients following an interim analysis. We are currently enrolling patients in two Phase Ib clinical trials of vantictumab (anti-Fzd7, OMP-18R5) in combination with standard-of-care therapies in breast cancer and pancreatic cancer. Ipafricept (Fzd8-Fc, OMP-54F28) is being tested in combination with standard-of-care therapies in two Phase Ib trials, one in pancreatic cancer and the second in ovarian cancer. The fifth candidate, brontictuzumab (anti-Notch1, OMP-52M51), is being studied in a Phase Ia trial in solid tumor patients, which includes an expansion cohort in which patients enrolled were biomarker-selected. Enrollment in the Phase Ia clinical trial is complete. We are planning to initiate a Phase Ib clinical trial of brontictuzumab combined with chemotherapy in colorectal cancer patients. The sixth product candidate, anti-DLL4/VEGF bispecific (OMP-305B83), is currently in a single-agent Phase Ia trial that is enrolling patients with advanced solid tumors, and we are making preparations to initiate combination clinical trials. Anti-RSPO3 (OMP-131R10), our seventh product candidate to enter the clinic, is in a Phase Ia/Ib clinical trial. The Phase Ia portion is in solid tumor patients and the Phase Ib portion is in metastatic colorectal cancer patients in combination with standard-of-care chemotherapy. Clinical trials for all seven of these product candidates are ongoing, with the intent of gathering additional data required to proceed to later stage clinical trials and product approval.

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

The following table summarizes our revenue for the three months ended March 31, 2016 and 2015, which is related to the recognition of upfront payments and milestone payments received under our various collaboration arrangements (in thousands):

	Three Months Ended
	March 31,
	2016	2015
GSK:
Recognition of upfront payments	$150	$312
Milestone revenue	—	5,000
Other revenue	466	—
GSK total	616	5,312
Bayer:
Recognition of upfront payments	185	1,111
Other revenue	54	—
Bayer total	239	1,111
Celgene:
Recognition of upfront payments	3,263	3,264
Milestone revenue	1,750	—
Other revenue	482	—
Celgene total	5,495	3,264
Total collaboration related revenue	$6,350	$9,687

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

The following table summarizes our research and development expenses for the three months ended March 31, 2016 and 2015 (in thousands). The internal costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline. The external program costs reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities.

	Three Months Ended
	March 31,
	2016	2015
Internal Costs:
Cancer biology, pathology and toxicology	$3,999	$3,936
Molecular and cellular biology	1,892	2,028
Process development and manufacturing	1,687	1,395
Product development	3,219	2,387
Subtotal internal costs	10,797	9,746
External Program Costs:
Manufacturing	5,471	1,145
Clinical	9,719	7,509
Translational medicine	1,271	855
Toxicology	1,140	178
Subtotal external program costs	17,601	9,687
Total research and development expense	$28,398	$19,433

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

There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2016, as compared to those disclosed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

	Three Months Ended
	March 31,		Dollar
(In thousands)	2016	2015	Change
Revenue:
Collaboration revenue	$5,348	$9,687	$(4,339)
Other revenue	1,002	—	1,002
Total revenue	6,350	9,687	(3,337)
Operating expenses:
Research and development	28,398	19,433	8,965
General and administrative	5,199	4,794	405
Total operating expenses	33,597	24,227	9,370
Loss from operations	(27,247)	(14,540)	(12,707)
Interest and other income, net	37	22	15
Loss before income taxes	(27,210)	(14,518)	(12,692)
Income tax provision	3	11	(8)
Net loss	$(27,213)	$(14,529)	$(12,684)

Revenue

Total revenue for the three months ended March 31, 2016 was $6.4 million, a decrease of $3.3 million, or 34%, compared to total revenue of $9.7 million for the three months ended March 31, 2015. This decrease is primarily due to the recognition of a $5.0 million development milestone for dosing the first patient in the Phase I expansion portion of the brontictuzumab (anti-Notch 1, OMP-52M51) clinical trial in the first quarter of 2015. Under the Bayer agreement, we recognized $0.2 million in the three months ended March 31, 2016 from the amortization of upfront fees compared to $1.1 million in the three months ended March 31, 2015. This $0.9 million decrease was a result of a change to the estimated period of performance for the Bayer collaboration. The estimated period of performance for the Bayer collaboration was revised as a result of the November 2015 amendment to the Company’s agreement with Bayer, under which the Company and Bayer agreed to enroll up to 12 additional patients in each of the Phase Ib trials of vantictumab in combination with standard-of-care therapy in breast cancer and ipafricept in combination with standard-of-care therapies in ovarian cancer. Under the Celgene agreement, we recognized $5.0 million in the three months ended March 31, 2016 from the amortization of upfront fees and milestone payment compared to $3.3 million in the three months ended March 31, 2015. The $1.7 million increase was a result of the $70.0 million safety milestone achieved in the fourth quarter of 2015, which was recorded as deferred revenue and amortized over the estimated period of performance. In addition, we recognized $1.0 million in revenue for the reimbursement of research and development costs for services performed in the first quarter of 2016.

Research and Development

Research and development expenses were $28.4 million for the three months ended March 31, 2016, an increase of $9.0 million, or 46%, compared to research and development expenses of $19.4 million for the three months ended March 31, 2015. The increase was comprised of a $7.9 million increase in our external program costs and a $1.1 million increase in our internal program costs. The increase in our external program costs of $7.9 million was due to an increase of $4.9 million in manufacturing and Phase II clinical activities under our demcizumab (anti-DLL4, OMP-21M18) program and costs associated with our anti-DLL4/VEGF bispecific (OMP-305B83) and anti-RSPO3 (OMP-131R10) programs, as well as an increase of $3.0 million due to manufacturing costs and toxicology expenses for our GITRL-Fc product candidate and an undisclosed immuno-oncology candidate, which achieved program designation under our Celgene collaboration in December 2015. This was offset by a net decrease of $0.1 million in clinical costs mainly related to our brontictuzumab (anti-Notch 1, OMP-52M51) program. We expect that our external program costs will increase in future periods as we continue to advance our pipeline, enroll patients in various programs and initiate new clinical trials.

The increase in our internal costs of $1.1 million was primarily due to an increase of $0.8 million in personnel costs related to an increase in headcount and also $0.3 million for stock-based compensation, including new stock option grants.

General and Administrative

General and administrative expenses were $5.2 million for the three months ended March 31, 2016, an increase of $0.4 million, or 8%, compared to general and administrative expenses of $4.8 million for the three months ended March 31, 2015. Employee related costs increased by $0.5 million due to an increase of $0.2 million in personnel costs related to an increase in headcount and also $0.3 million for stock-based compensation, including new stock option grants. We also incurred $0.3 million higher expenses in recruiting fees, consulting and facility charges. The increase is offset by lower legal costs of $0.4 million driven by a decrease in patent-related expenses.

Liquidity and Capital Resources

As of March 31, 2016, we had cash, cash equivalents, and short term investments totaling $193.5  million. In connection with our IPO in July 2013, we received cash proceeds of $82.7 million, net of underwriters’ discounts and commissions and expenses paid by us. Prior to the IPO, we funded our operations primarily with cash flows from the sales of our convertible preferred stock in private placements and received upfront and milestone payments and other collaboration related payments under the GSK, Bayer and Celgene collaborative arrangements.

In June 2015, we filed a shelf registration statement on Form S-3 that permits: (a) the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and (b) as part of the $250.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co in one or more at-the-market offerings. As of March 31, 2016, we had not sold any securities pursuant to the shelf registration statement or our at-the-market program.

Our primary uses of cash are to fund operating expenses, primarily related to research and development product candidate expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and short-term investments as of March 31, 2016 will be sufficient to meet our anticipated cash requirements through first quarter of 2018, even without taking into account potential future milestone payments to us or proceeds to us from any future sales of our securities pursuant to our shelf registration statement including our at-the-market program. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the achievement of milestones and/or exercise of options under our agreements with GSK, Bayer and Celgene;
•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our product candidates and potential product candidates;
•	the number and characteristics of product candidates that we pursue;
•	the progress, costs and results of our clinical trials;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory requirements;
•	funding we may receive under any new collaborations we may enter into or new government grants we may be awarded in the future;
•	the costs and timing of hiring new employees to support our continued growth; and
•	the costs and timing of procuring clinical supplies of our product candidates.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash provided by (used in) operating activities	$35,885	$(19,616)
Cash provided by investing activities	9,494	19,589
Cash provided by financing activities	740	1,004

Cash Flows from Operating Activities

Cash provided by operating activities for the three months ended March 31, 2016 was $35.9 million. The net loss of $27.2 million was offset by non-cash charges of $0.4 million for depreciation and amortization and $3.0 million for stock-based compensation. The change in net operating assets of $59.7 million was due primarily to receipt of the $70.0 million safety milestone from Celgene based on an analysis of Phase Ib and blinded interim Phase II clinical trial safety data associated with the demcizumab (anti-DLL4, OMP-21M18) program. There was also a $1.4 million increase in accrued clinical liabilities and a $5.5 million decrease in accrued liabilities and accounts payable driven by the timing of our vendor payments. The remaining net decrease of $0.3 million is due to changes in prepaid and other current assets, other assets and deferred rent.

Cash used in operating activities for the three months ended March 31, 2015 was $19.6 million. The net loss of $14.5 million was offset by non-cash charges of $0.4 million for depreciation and amortization and $2.4 million for stock-based compensation. The change in net operating assets of $7.9 million was due primarily to a decrease of $4.7 million in deferred revenue due to the amortization of upfront and milestone payments from GSK, Bayer and Celgene. The net decrease of $3.0 million in accounts payable, accrued liabilities and accrued clinical liabilities was a result of the timing of our vendor payments.

Cash Flows from Investing Activities

Cash provided by investing activities of $9.5 million for the three months ended March 31, 2016 was primarily due to maturities of short-term investments of $40.0 million, offset by purchases of short-term investments of $30.0 million and our acquisition of property and equipment of $0.5 million.

Cash provided by investing activities of $19.6 million for the three months ended March 31, 2015 was primarily due to maturities of short-term investments of $30.0 million, offset by purchases of short-term investments of $10.0 million and our acquisition of property and equipment of $0.4 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $0.7 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively, was due to the proceeds from the issuance of common stock upon the exercise of stock options and from purchases of common stock under our Employee Stock Purchase Plan.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $193.5 million as of March 31, 2016, which consisted of bank deposits, money market funds and U.S. Treasury Bills. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt as of March 31, 2016.

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

Foreign Currency Exchange Rate Sensitivity

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in Euro and British Sterling. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward foreign exchange contracts, nor did we in the three months ended March 31, 2016. All foreign transactions settled on the applicable spot exchange basis at the time such payments were made.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings and claims arising in the ordinary course of our business. We are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, we believe would individually or in the aggregate have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in our other public filings with the SEC. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in our other public filings with the SEC are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

OncoMed Pharmaceuticals, Inc.

Date: May 5, 2016	By:	/s/ Sunil Patel
Sunil Patel Chief Financial Officer, Senior Vice President, Corporate Development and Finance (principal financial and accounting officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on July 23, 2013 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K on July 23, 2013 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-181331), effective July 17, 2013, and incorporated herein by reference).

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

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Balance Sheets at March 31, 2016 (unaudited) and December 31, 2015, (ii) Condensed Statements of Operations and Comprehensive Loss (unaudited) for the three months ended March 31, 2016 and 2015, (iii) Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015, and (iv) Notes to the Condensed Financial Statements.