Form 10-Q
period 2016-06-30
OncoMed Pharmaceuticals Inc
filed 2016-08-09
CIK 1302573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 30,671,113.

ONCOMED PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OncoMed Pharmaceuticals, Inc.

Condensed Balance Sheets
(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$37,771	$38,444
Short-term investments	133,756	118,835
Accounts receivable and other receivables	2,021	70,699
Prepaid and other current assets	2,534	3,277
Total current assets	176,082	231,255
Property and equipment, net	4,643	4,825
Other assets	1,168	1,807
Total assets	$181,893	$237,887
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,451	$6,660
Accrued liabilities	9,263	11,475
Accrued clinical liabilities	18,799	12,221
Current portion of deferred revenue	21,058	21,543
Current portion of deferred rent	768	738
Liability for shares issued with repurchase rights	-	4
Total current liabilities	54,339	52,641
Deferred revenue, less current portion	169,400	179,612
Deferred rent, less current portion	1,333	1,729
Non-current income tax payable	360	354
Total liabilities	225,432	234,336
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2016 and December 31, 2015; no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized at June 30, 2016 and December 31, 2015; 30,384,393 shares and 30,116,633 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	30	30
Additional paid-in capital	321,014	313,344
Accumulated other comprehensive income	162	20
Accumulated deficit	(364,745)	(309,843)
Total stockholders’ equity (deficit)	(43,539)	3,551
Total liabilities and stockholders' equity (deficit)	$181,893	$237,887

See accompanying notes.

OncoMed Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Collaboration revenue	$5,348	$4,687	$10,696	$14,374
Other revenue	1,317	—	2,319	—
Total revenue	6,665	4,687	13,015	14,374
Operating expenses:
Research and development	29,708	22,045	58,106	41,478
General and administrative	4,773	4,277	9,971	9,071
Total operating expenses	34,481	26,322	68,077	50,549
Loss from operations	(27,816)	(21,635)	(55,062)	(36,175)
Interest and other income, net	129	27	166	49
Loss before income taxes	(27,687)	(21,608)	(54,896)	(36,126)
Income tax provision	4	12	6	23
Net loss	$(27,691)	$(21,620)	$(54,902)	$(36,149)
Net loss per common share, basic and diluted	$(0.91)	$(0.72)	$(1.81)	$(1.21)
Shares used to compute net loss per common share, basic and diluted	30,300,754	30,022,318	30,261,194	29,965,628

See accompanying notes.

OncoMed Pharmaceuticals, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(27,691)	$(21,620)	$(54,902)	$(36,149)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	27	29	142	121
Total comprehensive loss	$(27,664)	$(21,591)	$(54,760)	$(36,028)

See accompanying notes.

OncoMed Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(54,902)	$(36,149)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	880	790
Stock-based compensation	5,947	4,804
Changes in operating assets and liabilities:
Receivable-related parties	—	12
Income tax refund receivable	—	7,102
Accounts receivable and other receivables	68,678	—
Prepaid and other current assets	743	559
Other assets	639	(273)
Accounts payable	(2,209)	1,736
Accrued liabilities	(2,207)	(2,096)
Accrued clinical liabilities	6,578	1,239
Deferred revenue	(10,696)	(9,374)
Deferred rent	(367)	(337)
Net cash provided by (used in) operating activities	13,084	(31,987)
Investing activities
Purchases of property and equipment	(698)	(1,035)
Purchases of short-term investments	(129,635)	(29,979)
Maturities of short-term investments	114,856	69,956
Net cash provided by (used in) investing activities	(15,477)	38,942
Financing activities
Proceeds from issuance of common stock related to the exercise of options and employee stock plan purchases	786	1,162
Net proceeds from issuance of common stock	934	—
Net cash provided by financing activities	1,720	1,162
Net increase in cash and cash equivalents	(673)	8,117
Cash and cash equivalents at beginning of period	38,444	28,138
Cash and cash equivalents at end of period	$37,771	$36,255

See accompanying notes.

OncoMed Pharmaceuticals, Inc.

Notes to the Unaudited Condensed Financial Statements

1. Organization

OncoMed Pharmaceuticals, Inc. (“OncoMed”, the “Company”, “we”, “us”, or “our”) is a clinical development-stage biopharmaceutical company focused on discovering and developing novel anti-cancer therapeutics, including anti-cancer stem cell (“anti-CSC”) and immuno-oncology product candidates. Our approach has been to address fundamental biologic pathways and targets thought to drive cancer’s growth, recurrence and metastases. We have seven internally discovered product candidates in clinical development. We have two biologic product candidates in the immuno-oncology field advancing toward Investigational New Drug application filings with the U.S. Food and Drug Administration. We are also pursuing discovery of additional novel approaches to cancer treatment including anti-CSC and immuno-oncology product candidates. The Company was incorporated in July 2004 in Delaware. The Company’s operations are based in Redwood City, California, and it operates in one segment.

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

The condensed balance sheet data as of December 31, 2015 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2016.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including, but not limited to, those related to revenue recognition, preclinical study and clinical trial accruals, fair value of assets and liabilities, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

Customer Concentration

Customers whose collaboration revenue accounted for 10% or more of total revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
GlaxoSmithKline LLC ("GSK")	*	*	*	39%
Bayer Pharma AG ("Bayer")	*	24%	*	16%
Celgene Corporation ("Celgene")	89%	70%	88%	45%
*	Less than 10%

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, related to simplifications of employee share-based payment accounting. This pronouncement eliminates the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the statement of operation when awards are settled. The pronouncement also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-09 will have on our financial statements and related disclosures.

3. Cash Equivalents and Investments

The fair value of securities, not including cash at June 30, 2016  and December 31, 2015, were as follows (in thousands):

	June 30, 2016
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Money market funds	$424	$—	$—	$424
U.S. treasury bills	133,594	162	—	133,756
Total available-for-sale securities	$134,018	$162	$—	$134,180
Classified as:
Cash equivalents				$424
Short-term investments				133,756
Total cash equivalents and investments				$134,180

As of June 30, 2016, the Company had a total of $171.5 million in cash, cash equivalents, and short-term investments, which includes $37.3 million in cash and $134.2 million in cash equivalents and short-term investments.

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

All available-for-sale securities held as of June 30, 2016 and December 31, 2015 had contractual maturities of less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$424	$—	$—	$424
U.S. treasury bills	—	133,756	—	133,756
Total	$424	$133,756	$—	$134,180

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury bills	$—	$118,835	$—	$118,835
Total	$—	$118,835	$—	$118,835

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

5. Collaborations

Summary of Collaboration Related Revenue

The Company has recognized the following revenues from its collaboration agreements during the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
GSK:
Recognition of upfront payments	$150	$312	$300	$624
Milestone revenue	—	—	—	5,000
Other revenue	150	—	617	—
GSK total	300	312	917	5,624
Bayer:
Recognition of upfront payments	185	1,111	370	2,222
Other revenue	254	—	307	—
Bayer total	439	1,111	677	2,222
Celgene:
Recognition of upfront payments	5,013	3,264	10,026	6,528
Other revenue	913	—	1,395	—
Celgene total	5,926	3,264	11,421	6,528
Total collaboration related revenue	$6,665	$4,687	$13,015	$14,374

GSK Strategic Alliance

As of June 30, 2016, the Company was eligible to receive in its collaboration with GSK up to $76.0 million in future development milestone payments prior to the completion of certain Phase II proof-of-concept (“POC”) clinical trials. These remaining potential development milestones include up to $16.0 million for the start of certain Phase II clinical trials associated with the development of brontictuzumab, including a $5.0 million bonus payment, and up to $60.0 million if GSK exercises its options for either tarextumab or brontictuzumab, including a $10.0 million bonus payment. GSK has the option to license tarextumab at the end of the Phase II “PINNACLE” clinical trial. GSK currently has the option to license the brontictuzumab program as early as the end of Phase Ia or at the end of Phase II clinical trials. A Phase Ib clinical trial of brontictuzumab, as well as an option for GSK to license the brontictuzumab program at the end of such Phase Ib clinical trial, are being contemplated by the companies but no revised agreement has formally been reached. Following exercise of the option, GSK will be responsible for all further development and commercialization following such option exercise. If GSK successfully develops and commercializes both candidates for more than one indication, the Company could receive contingent consideration payments of up to $309.0 million for the achievement of certain post-option exercise development and regulatory events and up to $280.0 million upon the achievement of certain levels of worldwide net sales, for a total of $665.0 million of potential future payments. In addition, the Company can earn royalty payments on all future collaboration product sales, if any. As all contingent consideration payments are based solely on the performance of GSK, the milestone method of accounting will not be applied to such amounts.

Bayer Strategic Alliance

As of June 30, 2016, the Company was eligible to receive up to $10.0 million in future development milestone payments in its collaboration with Bayer for the Company’s development of biologic product candidates, prior to the point that Bayer exercises its options. The Company is eligible to receive up to $55.0 million if Bayer exercises its options for biologic product candidates. Bayer will be responsible for all further development and commercialization following the exercise of an option for a product candidate. The Company is eligible to receive up to $22.0 million in certain development milestone payments for the small molecule candidates. If Bayer successfully develops and commercializes all of the product candidates for more than one indication, the Company could receive contingent consideration payments of up to $185.0 million for the achievement of certain later-stage development and regulatory events (up to $135.0 million for biologics and $50.0 million for small molecules) and up to $1.0 billion upon the achievement of specified future product sales (up to $862.5 million for biologics and $140.0 million for small molecules). In addition, the Company can earn royalty payments on all future collaboration product sales, if any. As all contingent consideration is based solely on the performance of Bayer, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the agreement with Bayer.

Celgene Strategic Alliance

As of June 30, 2016, the Company was eligible to receive in its collaboration with Celgene up to $15.0 million in future development milestones across all programs, prior to the point that Celgene exercises its options. The Company is also eligible to receive up to $240.0 million of contingent consideration if Celgene exercises all its options for the biologic and small molecule therapeutic programs. Celgene will be responsible for all further development and commercialization following the exercise of the options for specified programs. If Celgene successfully develops and commercializes all of the product candidates, the Company could receive additional contingent consideration of up to $2.8 billion for the achievement of post-option exercise development, regulatory events and sales milestones (up to $2.7 billion for biologics and $95.0 million for small molecules). Following Celgene’s exercise of its option for a biologic therapeutic program, the Company will have co-development and co-commercialization rights for five of the six biologic therapeutic programs in the U.S. For programs subject to the Company’s co-development and co-commercialization rights, the Company will be responsible for one-third and Celgene will be responsible for two-thirds of worldwide development costs, and the Company and Celgene will share 50% of all product profits and losses in the U.S. Outside the U.S., Celgene will have exclusive development and commercialization rights for such programs, with the Company eligible to receive milestones and tiered royalties on product sales. With respect to one of the six biologic therapeutic programs, and any of the other biologic therapeutic programs if the Company elects not to co-develop and co-commercialize products arising from such program, Celgene will have exclusive development and commercialization rights worldwide, with the Company eligible to receive milestones and tiered royalties on worldwide product sales. As all contingent consideration is based solely on the performance of Celgene, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the Agreement.

6. Stock Incentive Plans

Equity Incentive Award and Stock Incentive Plans

As of June 30, 2016, a total of  4,192,996  shares of common stock have been authorized under the 2013 Equity Incentive Award Plan (the “2013 Plan”), including the additional 1,204,665 shares of common stock that became available for future issuance under the 2013 Plan as of January 1, 2016 as a result of an annual automatic increase provision in the 2013 Plan. As of June 30, 2016, a total of 2,718,342 shares are subject to options outstanding under the 2013 Plan. There are 1,822,492 shares subject to options outstanding under the 2004 Stock Incentive Plan (the “2004 Plan”) as of June 30, 2016, which will become available for issuance under the 2013 Plan to the extent the options are forfeited or lapse unexercised without issuance of such shares under the 2004 Plan.

The following table summarizes activity under the 2004 Plan and 2013 Plan during the six months ended June 30, 2016, including grants to nonemployees and restricted stock units (“RSUs”) granted:

	Shares Available
	for Grant	Options and
	of Options and	Awards
(In thousands)	Awards	Outstanding
Balance at December 31, 2015	145	4,694
Additional shares authorized	1,205	—
Options granted	(203)	203
Options exercised	—	(39)
Awards vested	—	(71)
Options forfeited	31	(31)
RSUs forfeited	2	(2)
Balance at June 30, 2016	1,180	4,754

The weighted-average grant date estimated fair value of options granted during the six months ended June 30, 2016 was $13.66 per share.

Employee Stock Purchase Plan

As of June 30, 2016, a total of 1,193,620  shares of common stock have been authorized and 978,208 shares of common stock are available for future issuance under the Company’s Employee Stock Purchase Plan (the “ESPP”). This authorized number includes the additional 301,166 shares of common stock that became available for future issuance under the ESPP as of January 1, 2016 as a result of an annual automatic increase provision in the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period.

During the six months ended June 30, 2016, the Company issued 78,227 shares under the ESPP. The Company used the following assumptions to estimate the fair value of the ESPP offered during the six months ended June 30, 2016: expected term of 0.5 years, weighted-average volatility of 74.96%,  risk-free interest rate of  0.38% and expected dividend yield of zero.

Restricted Stock Units

In March 2014, the Company awarded 293,980 RSUs under the 2013 Plan. Each vested RSU represents the right to receive one share of common stock. The fair value of the RSU awards was calculated based on the NASDAQ quoted stock price on the date of the grant with the expense being recognized over the vesting period. The RSUs are generally scheduled to vest at the end of three years at March 31, 2017. However, the vesting of 25% of the awarded RSUs was accelerated upon the achievement of a designated milestone payment related to safety data from Phase Ib and Phase II clinical trials of demcizumab (anti-DLL4, OMP-21M18). The stock-based compensation expense for the remaining RSUs is being amortized on the straight-line basis over the three-year vesting period. The Company has recognized the stock-based compensation expense of $ 0.5 million and $1.1 million related to these RSUs for the three and six months ended June 30, 2016, respectively.

Stock-Based Compensation

Employee stock-based compensation expense was calculated based on awards expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures are expected to differ from those estimates.

Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development	$1,598	$1,326	$3,241	$2,650
General and administrative	1,354	1,091	2,706	2,154
Total	$2,952	$2,417	$5,947	$4,804

As of June 30, 2016, the Company had $20.3 million and $1.6 million of unrecognized stock-based compensation expense related to unvested stock options and RSUs, respectively, which are expected to be recognized over an estimated weighted-average period of 2.67 years and 0.75 years, respectively.

The estimated grant date fair value of employee stock options was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted-average volatility	71.6%	63.75%	67.8%	63.88%
Weighted-average expected term (years)	6.2	6.2	6.2	6.2
Risk-free interest rate	1.51%	2.03%	1.56%	2.00%
Expected dividend yield	—	—	—	—

Common Stock Issuance under At-the-Market Agreement

Pursuant to a sales agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), we may issue and sell up to $50 million of our common stock in one or more at-the-market offerings, under our shelf registration statement on Form S-3 filed on June 12, 2015.  Under the ATM Agreement, we agreed to pay Cantor Fitzgerald a commission of 3.0% of the aggregate gross proceeds from each sale of our shares thereunder.

For the three and six months ended June 30, 2016, we sold approximately 78,060 shares under the ATM Agreement at  a weighted average price of $12.34 per share, resulting in aggregate net proceeds of approximately $0.9 million.

7. Income Taxes

During the three and six months ended June 30, 2016, the Company recorded an income tax provision of $4,000 and $6,000, respectively, related to discrete items resulting from interest on prior years’ uncertain tax positions. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

8. Net Loss per Common Share

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive:

	As of June 30,
	2016	2015
Options to purchase common stock	4,540,834	3,490,184
RSUs	212,656	289,197
	4,753,490	3,779,381

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed financial statements (unaudited) and related notes included elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements, include, but are not limited to, the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs; our ability to advance product candidates into, and successfully complete, clinical trials; our receipt of future milestone payments and/or royalties, and the expected timing of such payments; our collaborators’ exercise of their license options; the commercialization of our product candidates; the implementation of our business model, strategic plans for our business, product candidates and technology; the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology; estimates of our expenses, future revenues, capital requirements and our needs for additional financing; the timing or likelihood of regulatory filings and approvals; our ability to maintain and establish collaborations or obtain additional government grant funding; our use of proceeds from our initial public offering (“IPO”) and at-the-market offering; our financial performance; and developments relating to our competitors and our industry. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report on Form 10-Q, the terms “OncoMed,” “Company,” “OncoMed Pharmaceuticals,” “we,” “us” and “our” refer to OncoMed Pharmaceuticals, Inc., a Delaware corporation, unless otherwise noted.

Overview

OncoMed is a clinical development-stage biopharmaceutical company focused on discovering and developing novel treatments for patients with cancer including anti-cancer stem cell and immuno-oncology product candidates. Our approach has been to address fundamental biologic pathways and targets thought to drive cancer’s growth, recurrence and metastases. We believe that a key reason for the limitations of many current cancer treatments is that they fail to impede the growth of cancer stem cells (CSCs), which are responsible for the initiation, metastasis and recurrence of many cancers. Our research into cancer stem cell pathways such as Notch, Wnt and RSPO-LGR, has also led us to identify immuno-oncology biologics intended to bolster immune system recognition of cancer cells and/or suppress immune system evasion mechanisms. We believe our product candidates are quite distinct from current generations of chemotherapies and targeted therapies, and have the potential to significantly impact cancer treatment and the clinical outcome of patients with cancer. All of our product candidates were discovered internally.

We have seven product candidates in clinical development and have treated over one thousand patients across all of our clinical trials. We have two biologic product candidates in immuno-oncology that we plan to advance towards Investigational New Drug, or IND, application filings with the U.S. Food and Drug Administration, or FDA, within the next 12 months. We are also pursuing discovery of additional novel anti-cancer stem cell and immuno-oncology product candidates. Our most advanced therapeutic candidate, demcizumab (anti-DLL4, OMP-21M18), is currently in three trials that are enrolling patients, a randomized Phase II trial in pancreatic cancer, a randomized Phase II trial in non-small cell lung cancer (NSCLC), and a Phase Ib trial combining demcizumab and pembrolizumab (anti-PD1, Keytruda®). Demcizumab has received orphan drug designation for pancreatic cancer from the FDA. The second candidate, tarextumab (anti-Notch2/3, OMP-59R5), is currently in a randomized Phase II clinical trial in combination with platinum chemotherapy and etoposide in small cell lung cancer patients. Tarextumab has received orphan drug designation from the FDA for small cell lung cancer. We are currently enrolling patients in two Phase Ib clinical trials of vantictumab (anti-Fzd7, OMP-18R5) in combination with standard-of-care therapies in breast cancer and pancreatic cancer. Ipafricept (Fzd8-Fc, OMP-54F28) is being tested in combination with standard-of-care therapies in two Phase Ib trials, one in pancreatic cancer and the second in ovarian cancer. A fifth candidate, brontictuzumab (anti-Notch1, OMP-52M51), has completed Phase Ia clinical testing, and we and our partner GSK are currently contemplating a Phase Ib clinical trial of brontictuzumab combined with chemotherapy in colorectal cancer patients. The sixth product candidate, anti-DLL4/VEGF bispecific (OMP-305B83), is currently in a single-agent Phase Ia trial that is enrolling patients with advanced solid tumors, and we are making preparations to initiate Phase Ib clinical trials. Anti-RSPO3 (OMP-131R10), our seventh product candidate to enter the clinic, is in a Phase Ia/Ib clinical trial. The Phase Ia portion is in solid tumor patients and the Phase Ib portion is in metastatic colorectal cancer patients in combination with standard-of-care chemotherapy.

Data for all seven of these product candidates are being gathered to inform our advancement of the product candidates into later stage clinical trials and toward product approval.

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

The following table summarizes our revenue for the three and six months ended June 30, 2016 and 2015, which is related to the recognition of upfront payments and milestone payments received under our various collaboration arrangements (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
GSK:
Recognition of upfront payments	$150	$312	$300	$624
Milestone revenue	—	—	—	5,000
Other revenue	150	—	617	—
GSK total	300	312	917	5,624
Bayer:
Recognition of upfront payments	185	1,111	370	2,222
Other revenue	254	—	307	—
Bayer total	439	1,111	677	2,222
Celgene:
Recognition of upfront payments	5,013	3,264	10,026	6,528
Other revenue	913	—	1,395	—
Celgene total	5,926	3,264	11,421	6,528
Total collaboration related revenue	$6,665	$4,687	$13,015	$14,374

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2016 and 2015 (in thousands). The internal costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline. The external program costs reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Internal Costs:
Cancer biology, pathology and toxicology	$4,186	$3,898	$8,195	$7,834
Molecular and cellular biology	1,924	1,940	3,808	3,967
Process development and manufacturing	1,634	1,341	3,326	2,736
Product development	3,193	2,534	6,416	4,921
Subtotal internal costs	10,937	9,713	21,745	19,458
External Program Costs:
Manufacturing	5,760	2,154	11,232	3,299
Clinical	11,173	8,890	20,882	16,401
Translational medicine	1,000	998	2,270	1,852
Toxicology	838	290	1,977	468
Subtotal external program costs	18,771	12,332	36,361	22,020
Total research and development expense	$29,708	$22,045	$58,106	$41,478

The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. Our research and development expenses have increased as our product candidates have progressed, and we expect that these expenses may continue to increase with continued pipeline advancement and conduct of our development activities unless and until GSK, Bayer, and Celgene exercise their options under our agreements with them, and through commercialization for any programs we choose to co-develop with Celgene.

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

Interest and other income consists primarily of interest received on our cash equivalents and investment income from short-term investments.

Critical Accounting Polices and Estimates

Our condensed financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

There have been no significant and material changes in our critical accounting policies during the three and six months ended June 30, 2016, as compared to those disclosed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

	Three Months Ended
	June 30,		Dollar
(In thousands)	2016	2015	Change
Revenue:
Collaboration revenue	$5,348	$4,687	$661
Other revenue	1,317	—	1,317
Total revenue	6,665	4,687	1,978
Operating expenses:
Research and development	29,708	22,045	7,663
General and administrative	4,773	4,277	496
Total operating expenses	34,481	26,322	8,159
Loss from operations	(27,816)	(21,635)	(6,181)
Interest and other income, net	129	27	102
Loss before income taxes	(27,687)	(21,608)	(6,079)
Income tax provision	4	12	(8)
Net loss	$(27,691)	$(21,620)	$(6,071)

Revenue

Total revenue for the three months ended June 30, 2016 was $6.7 million, an increase of $2.0 million, or 43%, compared to total revenue of $4.7 million for the three months ended June 30, 2015. This increase was primarily due to the $70.0 million safety milestone achieved in the fourth quarter of 2015, which was recorded as deferred revenue and amortized over the estimated performance period, offset by a decrease related to the change in amortization of the upfront fees we received under our agreement with Bayer, each as further described below. Under the Bayer agreement, as amended, we recognized $0.2 million in the three months ended June 30, 2016 from the amortization of upfront fees compared to $1.1 million in the three months ended June 30, 2015. This $0.9 million decrease was a result of a change to the estimated period of performance for the Bayer collaboration. The estimated period of performance for the Bayer collaboration was revised as a result of the November 2015 amendment to the Company’s agreement with Bayer, under which the Company and Bayer agreed to enroll up to 12 additional patients in each of the Phase Ib trials of vantictumab in combination with standard-of-care therapy in breast cancer and ipafricept in combination with standard-of-care therapy in ovarian cancer. Under the Celgene agreement, we recognized $5.0 million in the three months ended June 30, 2016 from the amortization of upfront fees and milestone payment compared to $3.3 million in the three months ended June 30, 2015. The $1.7 million increase was a result of the $70.0 million safety milestone achieved in the fourth quarter of 2015, which was recorded as deferred revenue and amortized over the estimated period of performance. In addition, we recognized $1.3 million in revenue for the reimbursement of research and development costs for services performed in the second quarter of 2016.

Research and Development

Research and development expenses were $29.7 million for the three months ended June 30, 2016, an increase of $7.7 million, or 35%, compared to research and development expenses of $22.0 million for the three months ended June 30, 2015. The increase was comprised of a $6.5 million increase in our external program costs and a $1.2 million increase in our internal program costs. The increase in our external program costs of $6.5 million was due to an increase of $4.4 million in manufacturing and Phase II clinical activities under our demcizumab (anti-DLL4, OMP-21M18) and anti-RSPO3 (OMP-131R10) programs, as well as an increase of $2.4 million due to manufacturing costs and toxicology expenses for our GITRL-Fc product candidate and an undisclosed immuno-oncology candidate, which achieved program designation under our Celgene collaboration in December 2015. This was offset by a net decrease of $0.3 million in clinical costs mainly related to our tarextumab (anti-Notch 2/3, OMP-59R5) program. We expect that our external program costs will increase in future periods as we continue to advance our pipeline, enroll patients in various programs and initiate new clinical trials.

The increase in our internal costs of $1.2 million was primarily due to an increase of $0.9 million in personnel costs related to an increase in headcount and also $0.3 million for stock-based compensation, including new stock option grants.

General and Administrative

General and administrative expenses were $4.8 million for the three months ended June 30, 2016, an increase of $0.5 million, or 11%, compared to general and administrative expenses of $4.3 million for the three months ended June 30, 2015. Employee related costs increased by $0.5 million due to an increase of $0.2 million in personnel costs related to an increase in headcount and also $0.2 million for stock-based compensation, including new stock option grants. We also incurred $0.1 million higher expenses in legal costs driven by an increase in patent-related expenses.

Comparison of the Six Months Ended June 30, 2016 and 2015

	Six Months Ended
	June 30,		Dollar
(In thousands)	2016	2015	Change
Revenue:
Collaboration revenue	$10,696	$14,374	$(3,678)
Other revenue	2,319	—	2,319
Total revenue	13,015	14,374	(1,359)
Operating expenses:
Research and development	58,106	41,478	16,628
General and administrative	9,971	9,071	900
Total operating expenses	68,077	50,549	17,528
Loss from operations	(55,062)	(36,175)	(18,887)
Interest and other income, net	166	49	117
Loss before income taxes	(54,896)	(36,126)	(18,770)
Income tax provision	6	23	(17)
Net loss	$(54,902)	$(36,149)	$(18,753)

Revenue

Total revenue for the six months ended June 30, 2016 was $13.0 million, a decrease of $1.4 million, or 10%, compared to total revenue of $14.4 million for the six months ended June 30, 2015. This decrease was primarily due to the recognition of a $5.0 million development milestone for dosing the first patient in the Phase I expansion portion of the brontictuzumab (anti-Notch 1, OMP-52M51) clinical trial in the first quarter of 2015. This decrease is offset by an increase in revenue amortization primarily due to the $70.0 million safety milestone achieved in the fourth quarter of 2015, which was recorded as deferred revenue and amortized over the estimated performance period. Under the Bayer agreement, we recognized $0.4 million in the six months ended June 30, 2016 from the amortization of upfront fees compared to $2.2 million in the six months ended June 30, 2015. This $1.8 million decrease was a result of a change to the estimated period of performance for the Bayer collaboration. The estimated period of performance for the Bayer collaboration was revised as a result of the November 2015 amendment to the Company’s agreement with Bayer, under which the Company and Bayer agreed to enroll up to 12 additional patients in each of the Phase Ib trials of vantictumab in combination with standard-of-care therapy in breast cancer and ipafricept in combination with standard-of-care therapy in ovarian cancer. Under the Celgene agreement, we recognized $10.0 million in the six months ended June 30, 2016 from the amortization of upfront fees and milestone payments compared to $6.5 million in the six months ended June 30, 2015. The $3.5 million increase was a result of the $70.0 million safety milestone achieved in the fourth quarter of 2015, which was recorded as deferred revenue and amortized over the estimated period of performance. In addition, we recognized $2.3 million in revenue for the reimbursement of research and development costs for services performed in the first half of 2016.

Research and Development

Research and development expenses were $58.1 million for the six months ended June 30, 2016, an increase of $16.6 million, or 40%, compared to research and development expenses of $41.5 million for the six months ended June 30, 2015. The increase was comprised of a $14.4 million increase in our external program costs and a $2.2 million increase in our internal program costs. The increase in our external program costs of $14.4 million was due to an increase of $9.6 million in manufacturing and Phase II clinical activities under our demcizumab (anti-DLL4, OMP-21M18) program and costs associated with our anti-DLL4/VEGF bispecific (OMP-305B83) and anti-RSPO3 (OMP-131R10) programs, as well as an increase of $5.4 million due to manufacturing costs and toxicology expenses for our GITRL-Fc product candidate and an undisclosed immuno-oncology candidate, which achieved program designation under our Celgene collaboration in December 2015. This was offset by a net decrease of $0.6 million in clinical costs mainly related to our tarextumab (anti-Notch2/3, OMP-59R5) program. We expect that our external program costs will increase in future periods as we continue to advance our pipeline, enroll patients in various programs and initiate new clinical trials.

The increase in our internal costs of $2.2 million was primarily due to an increase of $1.6 million in personnel costs related to an increase in headcount and also $0.6 million for stock-based compensation, including new stock option grants.

General and Administrative

General and administrative expenses were $10.0 million for the six months ended June 30, 2016, an increase of $0.9 million, or 10%, compared to general and administrative expenses of $9.1 million for the six months ended June 30, 2015. Employee related costs increased by $1.1 million due to an increase of $0.5 million in personnel costs related to an increase in headcount and also $0.6 million for stock-based compensation, including new stock option grants. The increase is offset by lower legal costs of $0.2 million.

Liquidity and Capital Resources

As of June 30, 2016, we had cash, cash equivalents, and short term investments totaling $171.5  million. In connection with our IPO in July 2013, we received cash proceeds of $82.7 million, net of underwriters’ discounts and commissions and expenses paid by us. Prior to the IPO, we funded our operations primarily with cash flows from the sales of our convertible preferred stock in private placements and received upfront and milestone payments and other collaboration related payments under the GSK, Bayer and Celgene collaborative arrangements.

In June 2015, we filed a shelf registration statement on Form S-3 that permits: (a) the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and (b) as part of the $250.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co in one or more at-the-market offerings. As of June 30, 2016, we had sold approximately 78,060 shares at a weighted average price of $12.34 per share, resulting in aggregate net proceeds to us of approximately $0.9 million pursuant to our at-the-market program.

Our primary uses of cash are to fund operating expenses, primarily related to research and development product candidate expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and short-term investments as of June 30, 2016 will be sufficient to meet our anticipated cash requirements through first quarter of 2018, even without taking into account potential future milestone payments to us or proceeds to us from any future sales of our securities pursuant to our shelf registration statement including our at-the-market program. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the achievement of milestones and/or exercise of options under our agreements with GSK, Bayer and Celgene;
•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our product candidates and potential product candidates;
•	the number and characteristics of product candidates that we pursue;
•	the progress, costs and results of our clinical trials;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory requirements;
•	funding we may receive under any new collaborations we may enter into or new government grants we may be awarded in the future;
•	the costs and timing of hiring new employees to support our continued growth; and
•	the costs and timing of procuring clinical supplies of our product candidates.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Cash provided by (used in) operating activities	$13,084	$(31,987)
Cash provided by (used in) investing activities	(15,477)	38,942
Cash provided by financing activities	1,720	1,162

Cash Flows from Operating Activities

Cash provided by operating activities for the six months ended June 30, 2016 was $13.1 million. The net loss of $54.9 million was offset by non-cash charges of $0.9 million for depreciation and amortization and $5.9 million for stock-based compensation. The change in net operating assets and liabilities of $61.2 million was due primarily to receipt of the $70.0 million safety milestone from Celgene based on an analysis of Phase Ib and blinded interim Phase II clinical trial safety data associated with the demcizumab (anti-DLL4, OMP-21M18) program which was offset by a $10.7 million decrease in deferred revenue. There was also a $6.6 million increase in accrued clinical liabilities and a $4.4 million decrease in accrued liabilities and accounts payable driven by the timing of our vendor payments. The remaining net decrease of $1.0 million was due to changes in prepaid and other current assets, other assets and deferred rent.

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

Cash Flows from Investing Activities

Cash used in investing activities of $15.5 million for the six months ended June 30, 2016 was primarily due to maturities of short-term investments of $114.9 million, offset by purchases of short-term investments of $129.6 million and our acquisition of property and equipment of $0.7 million.

Cash provided by investing activities of $39.0 million for the six months ended June 30, 2015 was primarily due to maturities of short-term investments of $70.0 million, offset by purchases of short-term investments of $30.0 million and our acquisition of property and equipment of $1.0 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $1.7 million the six months ended June 30, 2016 consisted of $0.9 million related to the sale of shares of our common stock through our at-the-market offering program and $0.8 million in proceeds from the issuance of common stock upon the exercise of stock options and from purchases of common stock under our Employee Stock Purchase Plan.

Cash provided by financing activities of $1.2 million for the six months ended June 30, 2015 was due to the proceeds from the issuance of common stock upon the exercise of stock options and from purchases of common stock under our ESPP.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $171.5 million as of June 30, 2016, which consisted of bank deposits, money market funds and U.S. Treasury Bills. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt as of June 30, 2016.

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

Foreign Currency Exchange Rate Sensitivity

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in Euro and British Sterling. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward foreign exchange contracts, nor did we in the six months ended June 30, 2016. All foreign transactions settled on the applicable spot exchange basis at the time such payments were made.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, other than as described in the updated risk factors provided below.

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

For example, we successfully opposed European Patent No. 2152748 (the ‘748 patent), a European patent owned by a third party that relates to certain anti-Notch1 antibodies, resulting in revocation of the patent. Nonetheless, the ultimate outcome of this opposition is uncertain because the patent holder has the right to appeal the revocation decision. If the patent holder appeals the decision and we are not ultimately successful in the resulting appeal proceeding, and if the issued claims of the ‘748 patent are determined to be valid and construed to cover brontictuzumab, we and our collaborators may not be able to commercialize brontictuzumab in some or all European countries prior to expiration of the patent without obtaining a license to the patented technology, which may cause us to incur licensing-related costs. Also, a license may not be available under acceptable terms, or at all. In addition, even if we are ultimately successful in an appeal proceeding regarding the revoked patent, such result would be limited to our activities in Europe. The third party that owns the ‘748 patent also has an issued U.S. patent with similar claims and has pursued in other countries claims that are similar to those granted by the EPO in the ‘748 patent.  We may need to initiate or engage in opposition proceedings or other legal proceedings in such other countries with respect to patents that have issued or may issue with claims similar in scope to those of the ‘748 patent. If we are unsuccessful in challenging a patent similar to the ‘748 patent in a country, and if a valid claim of the similar patent is construed to cover brontictuzumab, we may be required to obtain a license to continue developing and commercializing brontictuzumab in that country, which may not be available under acceptable terms, or at all.

We also initiated an opposition proceeding at the EPO to narrow or invalidate the claims of European Patent No. 2157192 (the ‘192 patent), a European patent owned by a third party that relates to certain anti-RSPO3 antibodies. The ultimate outcome of this opposition is uncertain, but the EPO has, in a first instance, found the patent, as amended during the opposition proceeding, to be valid.  While we are appealing this decision, the EPO Board of Appeal will not be expected to issue a final decision for several more years. If we are not ultimately successful in the appeal proceeding and the issued claims of the ‘192 patent are determined to be valid and construed to cover our anti-RSPO3 antibody (OMP-131R10), we and our collaborators may not be able to commercialize anti-RSPO3 in some or all European countries prior to expiration of the patent without obtaining a license to the patented technology, which may cause us to incur licensing-related costs. Also, a license may not be available under acceptable terms, or at all. In addition, even if we are ultimately successful in the appeal proceeding, such result would be limited to our activities in Europe. The third party that owns the ‘192 patent has pursued, in other countries including the U.S., claims that are similar to those granted by the EPO in the ‘192 patent, and we may need to initiate or engage in opposition proceedings or other legal proceedings in such other countries with respect to patents that have issued or may issue with claims similar in scope to those of the ‘192 patent. If we are unsuccessful in challenging a patent similar to the ‘192 patent in a country, and if a valid claim of the similar patent is construed to cover anti-RSPO3, we may be required to obtain a license to continue developing and commercializing anti-RSPO3 in that country, which may not be available under acceptable terms, or at all.

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

For example, an anonymous third party has filed an opposition against one of our European patents that relates in part to certain anti-RSPO antibodies and anti-LGR antibodies, and the use of these antibodies in treatment of cancer. The ultimate outcome of the opposition and any potential subsequent appeal is uncertain.  If we are unsuccessful in defending this European patent, the patent may be revoked or the claims of the patent may be narrowed.  A revocation of the patent or narrowing of the claims could weaken our intellectual property position on antibodies that disrupt RSPO-LGR pathway signaling, reduce in part some of the patent protection on our anti-RSPO3 antibody (OMP-131R10), and potentially open us up to additional competition.

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

OncoMed Pharmaceuticals, Inc.

Date: August 9, 2016	By:	/s/ Sunil Patel
Sunil Patel Chief Financial Officer, Senior Vice President, Corporate Development and Finance (principal financial and accounting officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Balance Sheets at June 30, 2016 (unaudited) and December 31, 2015, (ii) Condensed Statements of Operations and Comprehensive Loss (unaudited) for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2016 and 2015, and (iv) Notes to the Condensed Financial Statements.