Form 10-K
period 2016-12-31
OncoMed Pharmaceuticals Inc
filed 2017-03-09
CIK 1302573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of March 6, 2017 was 37,398,417. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016, was $246,256,934. There is no non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the registrant’s 2016 fiscal year and are incorporated by reference in Part III.

OncoMed Pharmaceuticals, Inc.

Annual Report on Form 10-K

PART I

Forward-Looking Statements and Market Data

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
•	our ability to advance drug candidates into, and successfully complete, clinical trials;
•	our receipt of future milestone payments and/or royalties, and the expected timing of such payments;
•	the timing of delivery of data packages to our collaborators for opt-in consideration, and the content of such data packages;
•	our collaborators’ exercise of their license options;
•	the commercialization of our therapeutic candidates;
•	the implementation of our business model, strategic plans for our business, drug candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our drug candidates and technology;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the timing or likelihood of regulatory filings, including Investigational New Drug applications, and approvals;
•	our ability to maintain and establish collaborations or obtain additional government grant funding;
•	our financial performance; and
•	developments relating to our competitors and our industry.

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

OncoMed is a clinical-stage biopharmaceutical company focused on discovering and developing novel therapeutics that address the fundamental biology driving cancer’s growth, resistance, recurrence and metastasis.

We have eight therapeutic candidates currently in clinical development targeting cancer stem cell, or CSC, pathways and immuno-oncology, including our most recent Investigational New Drug, or IND, filing for our anti-TIGIT program. We plan to advance a ninth therapeutic candidate toward submission of an IND application with the U.S. Food and Drug Administration, or FDA, in the first half of 2017. All of the therapeutic candidates in our pipeline were discovered by OncoMed scientists, and we continue to pursue the discovery of additional novel therapeutic candidates. We have established a number of proprietary technologies to aid in ongoing drug discovery, candidate validation and predictive biomarker efforts. We have formed significant strategic alliances with Celgene Corporation, Bayer Pharma AG and GlaxoSmithKline and revenues from these collaborations have supported the advancement and growth of our pipeline.  The following summarizes the status of our therapeutic candidates and select preclinical programs, each of which will be described and discussed in further detail below under “—Our Therapeutic Candidates and Preclinical Programs.”

•

Demcizumab (Anti-DLL4, OMP-21M18). Demcizumab is a first-in-class humanized monoclonal antibody that inhibits Delta-like Ligand 4, or DLL4, in the Notch signaling pathway. Demcizumab is currently being evaluated in three clinical trials: a randomized Phase II trial in pancreatic cancer, a randomized Phase II trial in non-small cell lung cancer, or NSCLC, and a Phase Ib trial combining demcizumab and pembrolizumab (Keytruda®), an anti-Programmed Death-1, or anti-PD-1, antibody in solid tumor patients. The randomized Phase II clinical trial known as “YOSEMITE” of demcizumab in combination with standard-of-care gemcitabine plus Abraxane® (paclitaxel protein-bound particles for injectable suspension) (albumin bound) in first-line metastatic pancreatic cancer patients completed enrollment (n=207 randomized; 204 treated patients) in August 2016. Demcizumab has received orphan drug designation for pancreatic cancer from the FDA. OncoMed anticipates that certain top-line results, including response rate, median progression free survival and interim median overall survival, or OS, from the YOSEMITE trial will be available in the first half of 2017. Subsequent analyses of interim OS and final OS are planned for later in the year. The randomized Phase II clinical trial known as “DENALI” in patients with first-line non-squamous NSCLC is testing demcizumab in combination with standard-of-care carboplatin and pemetrexed.  We capped further enrollment in the DENALI clinical trial at 82 patients in November 2016 and plan to analyze data from the trial in the first half of 2017.  A Phase Ib trial assessing the combination of demcizumab plus pembrolizumab in solid tumor patients began enrolling patients in the dose-escalation portion of the trial in March 2016 and is now enrolling patients in expansion cohorts. Demcizumab is part of our strategic collaboration with Celgene Corporation, or Celgene, which is discussed below under “—Key Collaboration and License Agreements—Strategic Alliance with Celgene.” Celgene retains an option during certain time periods through the end of certain Phase II clinical trials to obtain an exclusive license to co-develop and co-commercialize demcizumab in the U.S. with us, sharing profits 50/50, while Celgene would lead development and commercialization outside the U.S.  If the initial results are positive, we anticipate submitting the demcizumab data package to Celgene for opt-in consideration during the first half of 2017.  The Phase II data from the YOSEMITE clinical trial are expected to form the basis of the data package. Data from the DENALI trial and interim data from the Phase Ib trial in combination with pembrolizumab are also expected to be submitted to Celgene to further support and inform an opt-in decision regarding demcizumab.  We would be entitled to a $70.0 million opt-in payment if Celgene exercises its option on demcizumab.

•

Tarextumab (Anti-Notch2/3, OMP-59R5). Tarextumab is a first-in-class fully human monoclonal antibody that inhibits signaling by the Notch2 and Notch3 receptors and is currently being evaluated for the treatment of small cell lung cancer. We have completed enrollment of 145 patients with first-line extensive-stage small cell lung cancer in the Phase II portion of the clinical trial of tarextumab known as “PINNACLE”. The Phase II portion of the PINNACLE trial is designed to assess the safety and efficacy of tarextumab in combination with platinum-based chemotherapy and etoposide. Tarextumab has received orphan drug designation from the FDA for small cell lung cancer. We anticipate announcing top-line results from the Phase II portion of the PINNACLE trial in the first half of 2017, including response rates, median progression free survival, median overall survival, and certain biomarker analyses. Tarextumab is part of our collaboration with GlaxoSmithKline LLC, or GSK, which is discussed further below under “—Key Collaboration and License Agreements—Strategic Alliance with GSK.” GSK retains an option during a certain time period through the end of the PINNACLE trial to obtain an exclusive license to develop and commercialize tarextumab. Once data from the Phase II portion of the PINNACLE trial are available, we expect to submit the tarextumab data package to GSK in the first half of 2017. If GSK exercises its option on tarextumab, we would be entitled to receive a $25.0 million opt-in payment, and GSK would then lead and fully fund further development and commercialization of tarextumab.

•

Wnt pathway inhibitors - Vantictumab (Anti-Fzd, OMP-18R5) and Ipafricept (Fzd8-Fc, OMP-54F28). Vantictumab is a fully human monoclonal antibody that binds a conserved epitope on five Frizzled receptors and inhibits Wnt signaling. We believe vantictumab is the first monoclonal antibody designed to inhibit Wnt signaling to enter clinical testing. We are currently enrolling patients in two Phase Ib clinical trials of vantictumab in combination with standard-of-care chemotherapy in HER2-negative breast and pancreatic cancers. Ipafricept, our second therapeutic candidate targeting the Wnt pathway, is a proprietary first-in-class fusion protein based on a truncated form of the Frizzled 8 receptor, or Fzd8. We are also currently enrolling patients in two Phase Ib clinical trials of ipafricept in combination with standard-of-care chemotherapy, in platinum-sensitive ovarian and pancreatic cancers.

Vantictumab and ipafricept are part of our Wnt pathway collaboration with Bayer Pharma AG, or Bayer, which is discussed below under “—Key Collaboration and License Agreements—Strategic Alliance with Bayer.” Bayer retains an option through the earlier of completion of certain Phase I trials or a set date in June 2017 to obtain an exclusive license to develop and commercialize vantictumab and/or ipafricept. We plan to submit data packages to Bayer for the vantictumab and ipafricept programs in the first half of 2017 for opt-in consideration. The vantictumab and ipafricept data packages will include data from their Phase Ib clinical trials. If Bayer exercises one or both of its options, OncoMed would be entitled to receive a $25.0 million opt-in payment for vantictumab and a $15.0 million opt-in payment for ipafricept. Upon exercising its option for vantictumab and/or ipafricept, Bayer would then lead and fully fund further development and commercialization.

•

Navicixizumab (Anti-DLL4/VEGF Bispecific, OMP-305B83). Navicixizumab is our bispecific monoclonal antibody that targets and inhibits both DLL4 and vascular endothelial growth factor, or VEGF. We are currently completing a Phase Ia single-agent clinical trial of navicixizumab in patients with advanced solid tumors, and we have initiated two Phase Ib clinical trials to assess navicixizumab in combination with standard chemotherapy regimens in patients with platinum-resistant ovarian cancer and second line metastatic colorectal cancer. This program is part of our strategic collaboration with Celgene, which is discussed below under “—Key Collaboration and License Agreements—Strategic Alliance with Celgene.” Celgene retains an option during certain time periods through the end of certain Phase I clinical trials to obtain an exclusive license to co-develop and co-commercialize navicixizumab in the U.S. with us, sharing profits 50/50, while Celgene would lead development and commercialization outside the U.S.

•

Anti-RSPO3 (OMP-131R10). Anti-RSPO3 is a first-in-class monoclonal antibody targeting the RSPO-LGR cancer stem cell pathway. RSPO overexpression is associated with the growth of a number of solid tumors, including certain colorectal cancers. We are currently enrolling patients in a Phase Ia/b clinical trial and are using a CLIA-validated assay and a custom liquid biopsy test in this trial to identify tumors with RSPO3-high gene expression and gene fusions where responses to treatment may be more likely. The Phase Ia portion of the anti-RSPO3 clinical trial is in solid tumor patients, and enrollment in the dose-escalation portion of the Phase Ia portion of the clinical trial is complete. We are now enrolling biomarker-selected patients in the Phase Ia expansion cohort. The Phase Ib portion of the clinical trial, which began enrolling patients in January 2016, is in certain colorectal cancer and gastric cancer patients who have high levels of the RSPO3 biomarker, in combination with standard-of-care folinic acid, fluorouracil and irinotecan, or FOLFIRI, chemotherapy. Programs in the RSPO-LGR pathway are part of our strategic collaboration with Celgene, which is discussed below under “—Key Collaboration and License Agreements—Strategic Alliance with Celgene.” Celgene retains an option during certain time periods through the end of certain Phase I clinical trials to obtain an exclusive license to co-develop and co-commercialize anti-RSPO3 in the U.S. with us, sharing profits 50/50, while Celgene would lead development and commercialization outside the U.S. Upon completion of certain enrollment objectives in the Phase I clinical trials, OncoMed plans to submit a data package to Celgene for opt-in consideration. If Celgene exercises its option on anti-RSPO3, OncoMed would be eligible for an approximately $37.8 million opt-in payment.

•

Brontictuzumab (Anti-Notch1, OMP-52M51). Brontictuzumab inhibits signaling of Notch1, an important CSC pathway implicated in chemoresistance, tumor angiogenesis and stem cell self-renewal, proliferation and differentiation. Notch1 signaling is prevalent in several solid tumor types, including certain breast, esophageal, colorectal, gastric, pancreatic and small cell lung cancers, as well as adenoid cystic carcinoma and cholangiocarcinoma. The combination of brontictuzumab with trifluridine/tipiracil (Lonsurf®) is currently being studied in a Phase Ib clinical trial in patients with metastatic colorectal cancer who have failed at least two prior treatment regimens. Once a maximum tolerated dose is identified, additional patients whose tumors test high for the activated form of Notch1 will be enrolled in an expansion cohort. OncoMed has worldwide rights to brontictuzumab.

•

Anti-TIGIT (OMP-313M32) T-cell immunoglobulin and ITIM domain protein, or TIGIT, is an inhibitory receptor that is thought to potentially stop T-cells from attacking certain tumor cells. In December 2016, we submitted an IND application with the FDA for anti-TIGIT, our antibody that binds to and inhibits TIGIT. Our IND application was subsequently cleared by the FDA and a Phase I clinical trial of anti-TIGIT is expected to begin enrolling patients during the first half of 2017. This program, previously known as “I/O#2”, is part of our Celgene collaboration, which is discussed below under “—Key Collaboration and License Agreements—Strategic Alliance with Celgene.” Upon the completion of certain enrollment criteria in the Phase I clinical trial, Celgene would have the option to obtain an exclusive license to develop and commercialize anti-TIGIT. If Celgene exercises its option on anti-TIGIT, OncoMed would be eligible for a $35.0 million opt-in payment and it is expected that Celgene would then lead and fully fund further development and commercialization.

•

GITRL-Fc trimer (OMP-336B11). Glucocorticoid-induced tumor necrosis factor receptor, or GITR, and its ligand, GITRL, are members of the tumor necrosis factor, or TNF, family of receptors and ligands.  TNF ligands are trimeric proteins and their binding leads to receptor clustering and activation of intracellular signaling.  Activation of GITR enhances T-cell modulated immune responses, which we believe makes it a promising target for stimulating immune system activity against tumor cells.  Our GITR ligand therapeutic candidate, GITRL-Fc, is engineered using a novel single-gene, linkerless trimer technology that is designed to enable effective activation of GITR.  In preclinical models, this design has achieved robust anti-tumor immune responses alone and in combination with other immuno-oncology agents.  This program is wholly owned by OncoMed, and we are planning to submit an IND application with the FDA for GITRL-Fc in the first half of 2017. OncoMed has worldwide rights to the GITRL-Fc trimer program.

We also have a number of ongoing drug discovery efforts to address biological pathways and targets that drive cancer’s growth, resistance, recurrence, and metastasis including multiple undisclosed immuno-oncology candidates. We believe these research efforts have the potential to produce multiple additional IND submissions in future years.  Data for all of our therapeutic candidates are being gathered to inform the advancement of these therapeutic candidates into later stage clinical trials independently or with our partners, with the goal of ultimately obtaining regulatory approvals and improving patient outcomes.

Strategy

We are focused on discovering and developing novel therapeutic candidates directed to fundamental biologic pathways and targets thought to drive cancer’s growth, resistance, recurrence and metastasis. We believe that a key reason for the limitations of many current cancer treatments is that they fail to impede the growth of CSCs, which are responsible for the initiation, metastasis and recurrence of many cancers. Additionally, the inability of the immune system to shut down tumor growth, through a series of tumor-associated resistance mechanisms, enables the growth and recurrence of cancers. We have discovered and advanced several therapeutic candidates specifically targeting cancer stem cell pathways and we have an emerging pipeline of immuno-oncology therapeutic candidates that aim to bolster immune system recognition of cancer cells and/or suppress immune system evasion mechanisms. Our goal is to build a leading biopharmaceutical company that discovers, develops and commercializes novel anti-CSC and immuno-oncology therapeutics. Key elements of our strategy to achieve this goal are:

•

Continue to discover and advance novel cancer therapeutics based on our proprietary discovery and drug development platform technologies. To date, our proprietary minimally-passaged human tumor bank, syngeneic and murine models and antibody engineering platforms have led to the discovery of nine proprietary therapeutic candidates that are currently being evaluated in clinical trials or are expected to be advanced to clinical trials in 2017. Many of these novel therapeutic candidates in the clinic are believed to be first-in-class molecules.  By leveraging our discovery and development technologies and our insights into cancer biology, we have established an extensive and diversified pipeline and formed strategic alliances with pharmaceutical company partners around a number of targets and cancer pathways.

•

Advance our therapeutic candidates in clinical trials to determine their utility as treatments for cancer. Our Phase I clinical trials are designed to establish the maximum tolerated dose, safety, identify a therapeutic index and look for initial indications of efficacy and biomarker effects of our drugs alone or as part of a combination regimen. Our Phase II clinical trials are intended to test the efficacy of our drugs in combination with standard-of-care chemotherapy versus the standard of care alone in a randomized, blinded study design.  Results from both of these types of trials serve to inform the next stages of development and trial design. Across our pipeline, we currently have 14 clinical trials underway. In addition, we expect to submit an IND application for GITRL-Fc, a wholly owned immuno-oncology therapeutic candidate to which we have worldwide rights, in the first half of 2017.

•

Collaborate with our partners, GSK, Bayer, and Celgene, to advance specific programs forward in clinical development. We are working closely with our partners to advance our partnered programs in development. Under our collaborations, GSK, Bayer and Celgene have certain options during certain time periods through the end of specified Phase I or Phase II trials to obtain exclusive licenses to certain of our antibody or protein-based therapeutic candidates. In the event that these options are not exercised at the end of the relevant option periods, we will have worldwide rights to these programs. Our GSK collaboration is focused on tarextumab. Our Bayer collaboration is focused on the Wnt pathway and includes vantictumab, ipafricept and a small molecule discovery program. Our Celgene collaboration currently includes four programs in clinical development: demcizumab, navicixizumab, anti-RSPO3 and anti-TIGIT.

•

Utilize biomarker approaches to identify subsets of cancer patients most likely to benefit from our therapies. In some of our programs, such as tarextumab, brontictuzumab, vantictumab and anti-RSPO3, we have identified potential predictive biomarkers that may assist in patient selection. In other programs, such as demcizumab, navicixizumab, ipafricept, GITRL-Fc and TIGIT, we have extensive biomarker identification/validation research ongoing. We are developing these biomarkers for all of our programs to potentially utilize those biomarkers in late-stage trials to identify patients most likely to benefit from treatment and improve patient outcomes. Where biomarker approaches are successfully utilized in clinical testing, we may elect to develop companion diagnostics in conjunction with suitable third-party development and commercialization partners.

•

Use collaborations with pharmaceutical and biopharmaceutical companies to provide funding, create value and leverage partners’ expertise to bring medicines to patients. To facilitate the capital-efficient development and commercialization of our wholly-owned programs, we routinely engage in partnering discussions with a range of pharmaceutical and biopharmaceutical companies. We believe that our existing collaborations with GSK, Bayer and Celgene provide validation of our scientific approach, significant funding to advance our pipeline and access to development and commercial expertise for our partnered assets.

Since our founding in August 2004, we have raised $772.0 million, consisting of $399.5 million in the form of collaboration funding from our pharmaceutical partnerships, $371.3 million in the form of equity financings, including partner investments, and $1.2 million in grants.

We believe that our broad, novel pipeline of antibody and protein-based therapeutics, our leadership in the fields of cancer biology and antibody engineering and our experienced scientific, clinical and business management team provide us with distinct advantages that enable us to continue to discover and advance novel anti-CSC and immuno-oncology therapeutics.

Understanding Cancer

Cancer is a leading cause of death worldwide, with approximately 14.1 million new cases reported and 8.2 million deaths associated with the disease in 2012 according to the International Agency for Research on Cancer, or IARC. The IARC has projected that by 2030 there will be over 23 million people annually diagnosed with cancer and over 13 million deaths worldwide. The costs associated with cancer medicines is increasing and is projected to reach $150 billion worldwide by 2020 according to a 2016 report by IMS Institute for Healthcare Informatics.

Cancer is a broad group of diseases in which cells divide and grow in an uncontrolled fashion, forming malignancies that can invade other parts of the body. In normal tissues, the rates of new cell growth and cell death are tightly regulated and kept in balance. In cancerous tissues, this balance is disrupted as a result of mutations, causing unregulated cell division that leads to tumor formation and growth. While tumors can grow slowly or rapidly, the dividing cells will nevertheless accumulate and the normal organization of the tissue will become disrupted. Cancers can subsequently spread throughout the body by processes known as invasion and metastasis. Once cancer spreads to sites beyond the primary tumor, it is generally incurable. Cancer can arise in virtually any part of the body, with the most common types arising in the breast, lung, prostate, colon and skin. Dysregulated cell growth in vital organs such as the liver, lung or brain can impair their normal function with consequences that may ultimately lead to death.

Chemotherapy, radiation and surgical resection of tumors remain the most common approaches for treating cancer, though the field of cancer treatment is rapidly evolving with the emergence of new targeted therapies, tumor diagnostics and genetic tests and the regulatory approval of new classes of immuno-oncology agents. Checkpoint inhibitors, such as Merck’s pembrolizumab (Keytruda®) and Roche’s atezolizumab (Tecentriq®), target the PD1/PDL1 pathway. This pathway is implicated in poor prognoses in a number of cancers and blocking these receptors appears to restore immune function in the tumor microenvironment. As durable single-agent responses have been achieved with these drugs in select solid tumor indications, new research efforts are underway focused on combining checkpoint inhibitors with other therapeutics to induce deeper and more robust responses. Other immuno-oncology approaches in development include bispecific T-cell engagers, or BiTE, a class of bispecific antibodies that direct functional interaction between T-cells and cancer cells to facilitate cancer cell killing, the use of oncolytic viruses that are genetically engineered to infiltrate cancer cells and result in cell death and various cancer vaccines, including some made from actual cancer cells, antigen vaccines that boost immune system activity and dendritic cell vaccines that increase recognition of tumor-specific antigens by T-cells and natural killer cells. Adding chimeric antigen receptors to patient T-cells, known as CAR-T therapy, to elicit a potent and tumor-specific immune response is another immuno-oncology approach being pursued by several companies.

While heightened vigilance, new diagnostic tests, combination therapies, improved treatment regimens and targeted and immuno-therapies have resulted in better patient outcomes, we believe that there is still a substantial need for agents that improve the treatment of cancer. The clinical benefit and anti-cancer effects of currently approved therapies are often relatively transient or only beneficial among certain subsets of patients, and acquired resistance to therapies remains a significant clinical problem with patients frequently relapsing and the disease metastasizing to distant organs. Though significant strides have been made in survival rates over the past several decades, nearly one-third of cancer patients will die within five years of diagnosis.

OncoMed’s Research Focus

Our drug discovery efforts focus on addressing biologic targets that are implicated in the growth, resistance, recurrence, and metastasis of cancer. To date, this approach has focused on two categories of interventions: anti-CSC and immuno-oncology therapeutics. OncoMed’s pipeline of clinical- and preclinical-stage therapeutic candidates were identified to selectively block CSC pathways or to stimulate targeted immune responses against tumor cells or disable the tumor’s immune evasion mechanisms. By addressing the fundamental biology underlying cancer’s growth, resistance, recurrence, and metastasis, our novel therapeutic candidates are intended to improve patient outcomes and lead to more durable survival.

•

Cancer Stem Cells: CSCs are a subpopulation of tumor cells that share certain properties with normal stem cells; specifically, the ability to proliferate indefinitely and to differentiate into multiple cell types. CSCs are believed to be responsible for tumor growth, recurrence after treatment with conventional therapies and metastatic spread of the disease. CSCs have been shown by us and others to be selectively resistant to cytotoxic chemotherapy, radiotherapy and some targeted therapies, so many of the agents currently utilized for cancer treatment are not effective in targeting and eliminating CSCs. Thus, therapies that effectively produce early clinical responses, as noted by reductions in tumor volume, may nevertheless have limited effectiveness if they spare CSCs, as these cells will ultimately promote disease recurrence and spread. We believe that the inability of current therapies to efficiently eradicate CSCs may be a key reason for the failure of many current treatments to achieve durable clinical responses.

•

Immuno-Oncology: The immune system is naturally programmed to seek out and destroy abnormal cells. Cancer is believed to thrive, in part, because of a number of cellular mechanisms that aid in the evasion of immune response. Such mechanisms of immune system evasion include masking or reducing the expression of tumor antigens to avoid detection, recruiting T-cell suppressor cells or releasing inhibitory molecules that suppress immune activation, inducing conditions in the tumor microenvironment that promote tumor cell proliferation and survival, and a number of other factors. Immuno-oncology therapies that overcome immune suppression by stimulating responses directed to cancer cells may be a powerful means of counteracting the cellular mechanisms that enable the growth and spread of tumors. Immuno-oncology agents are rapidly emerging as a potential path to durable and long-lasting responses in certain patients.

We have built a number of proprietary platform technologies focused on understanding cancer biology to elucidate novel targets, design and optimize our biologics for the sought-after activity and evaluate the effects of our therapeutic candidates in state-of-the-art in vivo models.  Based on early CSC drug discovery efforts, we established expertise in identifying, isolating and monitoring CSCs using specific surface markers and flow cytometry. We develop antibodies against these targets using advanced protein engineering technologies, including antibody humanization, phage display, bispecific antibody and Fc-fusion protein platforms, and our proprietary mammalian display platforms. These protein engineering capabilities are being applied and expanded to our novel immuno-oncology agents, including technology to create linkerless trimers of TNF receptor superfamily ligands.  We believe this technology provides a platform that may enable future discovery of multiple new immuno-oncology therapeutic candidates.

We test our antibodies in proprietary xenograft models derived from freshly resected human tumors subsequently propagated in mice. We believe these patient-derived models are more representative of the clinical features of human tumors than the cell line-based models used in traditional cancer research. Our models also offer the ability to test the effects of therapeutic candidates on human tumors with varied genetic backgrounds, which in turn facilitates the identification of predictive biomarkers.  As our work in cancer immunotherapy has increased, we have expanded the types of xenograft models we deploy to include syngeneic mouse models and models using mice with humanized immune systems so that we can better understand the potential range of immune system responses to our therapeutic interventions.  A more complete description of some of the proprietary platform technologies that we utilize in our drug discovery efforts is described below under “— Our Proprietary Drug Discovery Platform.”

Targeting Cancer Stem Cells

The discovery that tumors are made up of heterogeneous cell populations provided a new framework for understanding cancer. Also referred to as “tumor-initiating cells,” CSCs were initially discovered in leukemia, and subsequently discovered by our scientific founders in solid tumors derived from patients with breast cancer. In studies that defined the existence of breast CSCs, human tumor biopsies were obtained and tumor cells were fractionated into distinct subpopulations based on their expression of two surface markers, CD44+ and CD24-. It was then demonstrated that only the minor subpopulation of cells with the CD44+/CD24- phenotype markers was capable of initiating tumor growth when implanted into appropriate host mice, whereas the bulk tumor cells could not grow new tumors. Importantly, the tumors harvested from animals injected with tumor-initiating cells recapitulated the cellular heterogeneity of the original tumor biopsy, demonstrating two important properties of CSCs—their ability to self-renew and their ability to generate differentiated, non-tumorigenic progeny. Using similar approaches, CSCs have since been identified in many other solid tumor types, including cancers of the colon, lung, pancreas, brain and skin. We believe that therapeutic strategies aimed at eliminating CSCs within solid tumors, either specifically or in addition to bulk tumor cells, offer the potential of reducing disease progression and providing durable responses.

One of our basic approaches has been to develop antibodies and other protein-based therapeutics that target the extracellular and cell surface proteins that are critical to the activation of CSC pathways. Among these important regulatory signals, we are initially targeting the Notch, Wnt and RSPO-LGR pathways and have discovered multiple candidates with distinct mechanisms against different targets in each of these pathways.

The Notch and Wnt pathways play key roles in embryonic development by regulating the fate of cells and tissues in normal organ development. These pathways have been known to be critical for the maintenance of stem cells and have been linked centrally to cancer. The Notch pathway has also been linked to other biological processes that are being targeted in cancer. For instance, the pathway plays an important role in neovascularization and has been linked to modulation of the immune system, including the regulation of T-cell activation. In addition to the Wnt signaling pathway’s role in stem cell control, proliferation and self-renewal, mutations in the Wnt signaling pathway occur frequently in human cancers, and Wnt signaling results in elevated levels of beta catenin, which is known to be a poor prognosis factor in a number of cancer types. Wnt signaling also controls proliferation, maturation and differentiation of certain immune cells and there is emerging evidence that Wnt signaling may play a role in the immune evasion mechanism of tumors. The RSPO-LGR pathway was identified by OncoMed scientists as a key pathway in adult tissue stem cells and is a positive effector of Wnt signaling linked to the development of cancer.

Our approach to target CSCs has been to (1) develop specific antibodies and other biologics against key extracellular proteins that regulate CSC pathways, (2) characterize these antibodies or other biologics in detail to assess their binding affinities and ability to inhibit the target protein and (3) optimize their biophysical properties to ensure their high quality of production for ultimate development and commercial manufacturing. To support these efforts, we have developed an advanced understanding of cancer biology as well as proprietary tools and reagents to aid in the evaluation of candidate antibodies and enhance our understanding of mechanisms underlying pathway inhibition. Through this approach, we have successfully generated specific antibodies that block the Notch, Wnt and RSPO-LGR pathways, and we believe that we were among the first companies to initiate clinical trials with antibodies or other biologics targeting these pathways.

Inhibition of CSC pathways has been shown to result in synergistic inhibition of tumor growth when combined with chemotherapeutic agents. Furthermore, we have shown that inhibition of these stem cell pathways drives differentiation of CSCs toward a non-tumorigenic state. In addition to combining well with traditional chemotherapeutic agents which can address the bulk tumor cells, we believe our anti-CSC therapeutic candidates may be well suited to combinations with immunotherapies. Unlike traditional chemotherapies, which can suppress the immune system, our anti-CSC antibodies leave immune system function intact and, in some instances, may even enhance immune function. We believe that by pushing CSCs into a more differentiated state, certain of our anti-CSC therapeutic candidates may make the CSCs more susceptible to immune system activity.

Thus, CSC-directed agents hold the potential promise of dramatically improving cancer treatment. As a result of our efforts to discover novel antibody and protein-based treatments targeting CSCs, we have seven anti-CSC therapeutic candidates advancing in clinical development.

Tackling Challenges in Immuno-Oncology

Leveraging the body’s own immune system to combat cancer may have several potential benefits over traditional chemotherapy, radiation and targeted therapy approaches. Use of immuno-oncology agents may result in a highly selective targeting of disease, activate immunologic memory that could block the resurgence of tumors, and amplify the effect of other anti-cancer drugs when used as part of a combination regimen. Recently introduced immuno-oncology agents hold promise of improving cancer outcomes, but based on clinical trial results to date limited populations of patients appear to benefit from these agents and there is evidence of serious potential toxicities associated with their use.

We are initially concentrating our immuno-oncology research efforts on several of the key core challenges to activating the immune system to recognize and eliminate tumor cells.  These include: increasing the expression of tumor-specific antigens for immune system recognition, attracting essential immune cells, such as leukocytes, to the tumor and targeting fundamental mechanisms of immune evasion within the tumor microenvironment. We are utilizing our diverse protein engineering capabilities, and our understanding of receptor-ligand biology to create highly differentiated immuno-oncology therapeutics.

Our first two immuno-oncology clinical candidates are anti-TIGIT and GITRL-Fc trimer. TIGIT blocks T-cells from attacking tumor cells, and shares some properties with the inhibitory protein PD-1.  Our anti-TIGIT therapeutic is intended to activate the immune system through multiple mechanisms and enable substantial anti-tumor activity. We are also advancing a GITRL-Fc fusion protein.  GITRL is a member of the TNF family of ligands and functions to activate the co-stimulatory receptor GITR to enhance T-cell modulated immune responses.  Our GITRL-Fc agent is engineered using a novel single-gene linkerless GITRL trimer which enables effective GITR activation and robust anti-tumor immune response. We maintain a very active research effort in the area of immuno-oncology with earlier-stage research ongoing.

In addition, several of our anti-CSC therapeutic candidates appear to possess immuno-oncology mechanisms of action.  Demcizumab targets Delta-like Ligand 4, or DLL4, on the Notch CSC pathway. Through clinical and preclinical studies, we observed that demcizumab has a multi-pronged mechanism of action, including anti-CSC, dys-angiogenesis and immuno-oncology properties.  Demcizumab’s activity on the immune system is believed to act on the regulation of T-cells through IL-17 and the suppression of monocytic myeloid-derived suppressor cells, or MDSCs. Navicixizumab, our anti-DLL4/VEGF bispecific, maintains demcizumab’s multi-pronged mechanism of action, including the suppression of MDSCs, and combines it with the potent anti-angiogenic effects of anti-VEGF. We have conducted preclinical studies of anti-DLL4 and anti-DLL4 plus anti-VEGF in combination with anti-PD-1 inhibitors and observed synergistic anti-tumor responses and heightened immune cell memory responses that are greater than can be achieved with any of the agents when used alone. Additionally, as new evidence emerges that the Wnt pathway may have a role in immune evasion mechanisms, we are conducting research internally and with clinical investigators to ascertain the potential for Wnt signaling inhibition to enhance tumor susceptibility to immune responses or enhance the activity of immuno-oncology agents.

Our Therapeutic Candidates and Preclinical Programs

The following table summarizes the status of, and certain of our plans for, our therapeutic candidates and preclinical programs, each of which will be described and discussed in further detail below. We anticipate potential data readouts for multiple Phase II clinical trials for our lead therapeutic candidates, demcizumab and tarextumab, in the first half of 2017. We also anticipate multiple potential milestones from our strategic alliance partners in the coming years contingent upon such factors as successful advancement and trial results for our therapeutic candidates. The timing of these programs and receipt of these milestones is subject to the risks and uncertainties set forth under the caption “Risk Factors.”

Demcizumab (Anti-DLL4, OMP-21M18)

Demcizumab (anti-DLL4, OMP-21M18) is a humanized monoclonal antibody that inhibits Delta-like Ligand 4, or DLL4, in the Notch signaling pathway. We believe demcizumab was the first Notch pathway antibody to enter clinical testing. We have completed and published or presented multiple preclinical studies demonstrating robust anti-tumor and anti-CSC activity in multiple solid tumor types, including pancreatic, lung, breast, colon, melanoma and ovarian cancers. Based on preclinical studies, demcizumab appears to have a multi-pronged mechanism of action: halting CSC growth and reducing CSC frequency, disrupting angiogenesis in the tumor and augmenting anti-tumor immune responses by decreasing MDSCs.  Demcizumab is currently being evaluated in three clinical trials: a randomized Phase II trial in pancreatic cancer, a randomized Phase II trial in non-small cell lung cancer, or NSCLC, and a Phase Ib trial combining demcizumab and pembrolizumab (Keytruda®), an anti-Programmed Death-1, or anti-PD-1 antibody. Demcizumab was granted orphan drug designation for the treatment of pancreatic cancer by the FDA in 2014.

We are currently conducting a randomized Phase II trial known as “YOSEMITE” for demcizumab in combination with standard-of-care gemcitabine and Abraxane® in pancreatic cancer.  In the YOSEMITE trial, progression-free survival, or PFS, outcomes for patients treated with demcizumab administered at 5 mg/kg every two weeks for either one (Days 0-70) or two (Days 1-70 and Days 168-238) 70 day truncated courses, in combination with gemcitabine and Abraxane® are being compared to PFS outcomes for patients who received a placebo in combination with the chemotherapy. Secondary endpoints for the Phase II clinical trial include overall survival, or OS, overall response rate, pharmacokinetics and safety. Exploratory biomarker analyses are also planned to be examined. The YOSEMITE clinical trial is being conducted at about 50 sites in the U.S. and internationally.

Two hundred and seven patients were randomized in this three-arm trial which completed randomization in August 2016. In the first half of 2017, we anticipate announcing top-line data, including response rate, PFS, interim OS and safety results.  Subsequent analyses of OS data will be conducted in 2017 at mid-year and again at year-end.

Demcizumab is part of our strategic collaboration with Celgene, which retains an option during certain time periods through the end of certain Phase II clinical trials to obtain an exclusive license to co-develop and co-commercialize demcizumab.  The Phase II YOSEMITE data are expected to form the basis of a demcizumab data package that we intend to present to Celgene for opt-in consideration following the availability of top-line results. OncoMed would be entitled to a $70.0 million opt-in payment if Celgene exercises its option on demcizumab.  Following option exercise, OncoMed and Celgene would co-develop and co-commercialize demcizumab in the U.S., sharing profits 50/50, while Celgene would lead development and commercialization outside the U.S.  Additional details related to our collaboration with Celgene are described below under “–Key Collaboration and License Agreements–Strategic Alliance with Celgene.”

A second Phase II clinical trial, known as “DENALI”, for demcizumab in combination with standard-of-care carboplatin and pemetrexed (Alimta®) in front-line non-squamous non-small cell lung cancer, or NSCLC, is also underway.  In November 2016, we announced that we would discontinue further enrollment in the DENALI trial due to the slow rate of patient enrollment and associated costs. In the first half of 2017, we expect to analyze the response, PFS, interim OS and safety data from the 82 patients enrolled in the randomized, three-arm DENALI trial and provide Celgene with these additional results to support the demcizumab data package. A third Phase Ib clinical trial of demcizumab plus pembrolizumab is ongoing and we anticipate that data from an interim safety analysis of the Phase Ib trial will also be provided to Celgene as part of the demcizumab opt-in data package.  Additional data analyses for each of these studies will be conducted as each trial matures, with planned and final analysis of OS from the DENALI trial at year-end 2017.

In March 2016 we initiated a Phase Ib trial evaluating the combination of demcizumab with pembrolizumab in solid tumor patients. In our preclinical research, the combination of anti-DLL4 and anti-PD-1 was found to have more potent antitumor and enhanced immuno-oncology activity than either agent alone.  In addition to the synergistic anti-cancer immune responses observed, the combination of anti-DLL4 and anti-PD-1 reduced tumor growth in re-implantation experiments, suggesting a more significant memory immune response induced by the combination. We presented our findings on the impact of an anti-DLL4 and anti-PD-1 combination on antitumor immune responses at the American Association of Cancer Research Annual Meeting in 2015.

In 2010, we initiated three Phase Ib clinical trials of demcizumab in combination with chemotherapy based on the single-agent data from our Phase Ia trial and our preclinical data. One trial enrolled first-line locally advanced or metastatic pancreatic cancer patients, assessing the maximum tolerated dose, safety and efficacy of demcizumab in combination with standard-of-care gemcitabine and Abraxane®, a second trial enrolled first-line advanced non-squamous NSCLC patients, assessing the maximum tolerated dose, safety and efficacy of demcizumab in combination with standard-of-care carboplatin and pemetrexed (Alimta®), and a third trial (which was closed due to resource prioritization) enrolled first or second-line colorectal cancer patients, assessing safety and efficacy of demcizumab in combination with standard-of-care folinic acid, fluorouracil and irinotecan, or FOLFIRI chemotherapy.  In 2013, we initiated a Phase Ib/II trial of demcizumab with paclitaxel in patients with platinum-resistant ovarian cancer and the Phase Ib portion of this trial has completed enrollment. As part of a budget and pipeline prioritization effort, we decided in 2016 not to conduct the Phase II portion of this trial.

The Phase Ib dose-escalation and expansion study in first-line advanced pancreatic cancer patients assessed the safety, biomarker, and anti-tumor activity of demcizumab and gemcitabine plus Abraxane® in 32 previously untreated patients with advanced pancreatic cancer.  The updated Kaplan-Meier estimated median progression-free survival was 7.1 months and median overall survival was 12.7 months for patients who received the demcizumab-gemcitabine-Abraxane® combination.  Current standard-of-care treatment for advanced pancreatic cancer with gemcitabine and Abraxane®, based on Phase III data included in the Abraxane® package insert, has median progression-free survival of 5.5 months and median overall survival of 8.5 months. Of 28 evaluable patients who received the demcizumab-gemcitabine-Abraxane® combination 14 (50%) had a RECIST partial response (unconfirmed) and 11 (39%) achieved stable disease, resulting in a clinical benefit rate of 89 percent. A RECIST partial response means that there has been at least a 30 percent decrease in the sum of the largest diameters (except for lymph nodes) of measured target lesion tumors, taking as reference the baseline sum of the largest diameters of these same tumors, and that there has been no growth of new or non-target tumor lesions. RECIST stable disease means that there has been less than a 30 percent decrease and no more than a 20 percent increase in the sum of the diameters of measured tumor lesions, taking as reference the smallest sum of measured tumor lesions since treatment started, and that there has been no growth of new lesions or non-target tumors.

The combination of demcizumab and gemcitabine plus Abraxane® was generally well tolerated with fatigue, nausea, vomiting and hypertension being the most common drug related toxicities. Pharmacodynamic analyses demonstrated clear down regulation of Notch pathway gene expression at the Phase II dose of demcizumab. These data from the pancreatic cancer Phase Ib trial were most recently presented at the January 2016 Gastrointestinal Cancers Symposium in San Francisco.

A total of 46 patients were enrolled in the Phase Ib study in first-line metastatic non-squamous NSCLC, with 40 evaluable for efficacy across both cohorts. In 23 advanced-stage patients who received continuous dosing of demcizumab plus standard-of-care chemotherapy 43 percent (10 of 23) were alive past two years, demonstrating prolonged survival in a subset of these patients. Final results for the 23 patients who received truncated dosing of demcizumab plus chemotherapy (including maintenance pemetrexed) continued to show a tail on the survival Kaplan-Meier curve with eight patients (35%) alive between 18 to 37 months since initiating treatment.  Median PFS and OS for the overall population of truncated demcizumab dosed patients were 5.8 months and 11.5 months, respectively. The overall clinical benefit rate was 88 percent. One patient (3%) had a complete response, 19 (48%) had unconfirmed partial responses and 15 (38%) had stable disease as measured by RECIST criteria. Although these data are from a non-randomized open-label Phase Ib clinical trial in small numbers of patients, they suggest that a subset of patients treated with the demcizumab truncated dosing regimen plus carboplatin and pemetrexed followed by pemetrexed maintenance in non-squamous NSCLC may derive long-term benefit.

The regimen of demcizumab-carboplatin-pemetrexed was generally well-tolerated with fatigue, nausea and manageable hypertension being the most common demcizumab-related toxicities. In addition, the Phase II dose of demcizumab shows sustained pharmacodynamic modulation of the Notch pathway in patient samples.  Data from the Phase Ib demcizumab clinical trial of patients with first-line NSCLC were most recently presented at the ASCO Annual Meeting in June 2016.

The initial safety and efficacy data from these demcizumab Phase Ib trials were encouraging, although a few cases of reversible Grade 3 pulmonary hypertension and heart failure occurred in patients who were treated with continuous dosing for a prolonged period of time. As a result, we added new cohorts to these trials to enable the evaluation of a more limited duration of treatment (truncated dosing). Additionally, all patients are being followed with cardiac monitoring using B-type natriuretic peptide, or BNP (an early indicator of cardiotoxicity), and Doppler echocardiography. Cardioprotective medications, such as angiotensin-converting enzyme inhibitors or carvedilol, are being administered to patients with rising BNPs. Based on the Phase Ib data, the truncated demcizumab dosing (i.e. 70 days of therapy) and cardiac monitoring strategies appear to have mitigated the risks of cardiopulmonary toxicity. Based on then-available safety data from these Phase Ib trials and from then-available blinded interim safety data from Phase II clinical trials of demcizumab, in January 2016, we announced the December 2015 achievement of a $70.0 million safety milestone from Celgene related to the demcizumab development program.

Tarextumab (Anti-Notch2/3, OMP-59R5)

Tarextumab (anti-Notch2/3, OMP-59R5) is a fully human antibody discovered at OncoMed that binds to both the Notch2 and Notch3 receptors and inhibits signaling by both Notch receptors. Based on preclinical experiments, we believe tarextumab exhibits two mechanisms of action: (1) by downregulating Notch pathway signaling, tarextumab appears to have anti-CSC effects, and (2) by affecting vascular pericytes, tarextumab appears to impact stromal and tumor microenvironment. Tarextumab is currently being evaluated in combination with standard-of-care chemotherapy in the Phase II portion of a clinical trial for the treatment of small cell lung cancer.  In January 2015, we received orphan drug status designation from the FDA for tarextumab for small cell lung cancer.

Tarextumab is currently being tested in the randomized Phase II portion of a Phase Ib/II clinical trial known as “PINNACLE” in previously untreated patients with extensive-stage small cell lung cancer. The primary endpoint for the Phase II portion of the PINNACLE trial is PFS.  In the Phase II portion of the PINNACLE trial, PFS outcomes for patients treated with tarextumab administered at 15 mg/kg every three weeks in combination with etoposide and cisplatin or carboplatin are being compared to PFS outcomes for patients who receive placebo in combination with the chemotherapy. Secondary endpoints for the Phase II portion of the PINNACLE clinical trial include OS, overall response rate, pharmacokinetics, safety and other biomarkers. PFS and OS will be assessed using predictive biomarkers for tumor expression of Hes1, Hes6, Hey2 and Hey1, and Notch. The PINNACLE clinical trial is being conducted at about 40 sites in the U.S.

Enrollment of 145 patients in the Phase II portion of PINNACLE was completed in August 2016, and we anticipate that top-line results from this trial, including PFS, OS, biomarker-driven efficacy and safety data, will be available in the first half of 2017. Tarextumab is part of our collaboration with GSK. GSK has the option through the completion of certain Phase II trials to obtain an exclusive license to develop and commercialize tarextumab. We plan to submit a tarextumab data package to GSK in the first half of 2017.  GSK then will have the opportunity to review the data package and consider exercising its option. If GSK exercises its option on tarextumab, OncoMed would be entitled to receive a $25.0 million payment.  GSK would then lead and fully fund further development and commercialization with OncoMed providing input through a joint steering committee.  Additional details related to our collaboration with GSK are described below under “–Key Collaboration and License Agreements–Strategic Alliance with GSK.”

Data from the Phase Ib portion of the PINNACLE trial were most recently presented at the ASCO Annual Meeting in June 2016.  The Phase Ib dose-escalation trial enrolled 27 previously untreated patients with extensive-stage small cell lung cancer to assess the safety, biomarker, and anti-tumor activity of tarextumab in combination with etoposide and platinum-based chemotherapy. Doses of tarextumab ranged from 5 mg/kg to 15 mg/kg and a Phase II combination dose of 15 mg/kg every three weeks was selected. Among 15 patients who received higher doses of tarextumab (at or above 12.5 mg/kg every three weeks) in combination with standard-of-care therapy, median PFS of 5.3 months and median OS of 16 months was achieved. Twenty-one of 27 evaluable patients (78%) achieved RECIST responses and six patients (22%) achieved stable disease for an overall clinical benefit rate of 100 percent. New data were presented indicating that patients whose tumors were high in Hes1, Hes6, Hey2 and Hey1 gene expression showed improved survival compared to those whose tumors were low in these markers.

In the Phase Ib portion of the PINNACLE trial, greater tumor size reductions were observed among those patients who received doses of tarextumab at or above 12.5 mg/kg. On-target adverse events associated with tarextumab included diarrhea, fatigue, nausea and decreased appetite. These were mostly Grade 1 or 2 events, and manageable with supportive care.  No dose-limiting toxicities were observed at the Phase II dose of 15 mg/kg with platinum-based chemotherapy and etoposide.

A second Phase Ib/II clinical trial, known as “ALPINE”, was initiated in 2012 to evaluate tarextumab combined with standard-of-care gemcitabine plus Abraxane® in first-line pancreatic cancer and was subsequently discontinued.  On January 25, 2016, we announced feedback received from a pre-planned interim analysis by the Data Safety Monitoring Board, or DSMB, of the Phase II portion of the ALPINE trial indicating a statistically significant worsening of response rate and PFS in the treatment arm in the overall intent-to-treat population, a negative trend in Notch biomarker subgroups, and a trend to lack of benefit in the treatment arm for OS, regardless of Notch biomarker levels, suggesting a low probability of achieving a statistically significant OS benefit. Following receipt of that feedback, we promptly discontinued patient dosing in the ALPINE trial and proceeded to unblind the study.  Subsequently, we confirmed key findings by the DSMB regarding futility of the ALPINE trial.  Post-hoc, exploratory analyses conducted by us revealed subgroups of patients with decreased survival and a subgroup of patients which appears to exhibit improved survival with tarextumab based on Notch3 overexpression in the tumor. Final data from the Phase Ib portion of the ALPINE trial were presented at the January 2016 Gastrointestinal Cancers Symposium in San Francisco.

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

Vantictumab (anti-Fzd, OMP-18R5)

Our vantictumab therapeutic candidate is a fully human monoclonal antibody that modulates Wnt pathway signaling by binding to Frizzled receptors 1, 2, 5, 7 and 8. In our preclinical models, vantictumab reduces CSC frequency and induces differentiation of tumorigenic cells to cell types that are less tumorigenic and more susceptible to conventional chemotherapy. We have seen strong anti-tumor activity using vantictumab in combination with multiple types of approved therapies in patient-derived xenograft models, including pancreatic, breast, lung, melanoma, hepatocellular, ovarian, colorectal and other cancers.  We have also observed synergies preclinically when vantictumab is combined with taxane-based chemotherapies.  In particular, sequential dosing of vantictumab followed by taxane-based chemotherapy has been shown in our preclinical models to have the greatest anti-tumor effect in multiple tumor models compared to taxane or vantictumab treatment alone. We are now applying these findings in our ongoing Phase Ib clinical trial of vantictumab plus paclitaxel in breast cancer patients.

We initiated three Phase Ib clinical trials in 2014 in distinct solid tumor indications in combination with standard-of-care therapies, one trial in each of breast cancer, pancreatic cancer, and NSCLC. In 2014, in light of adverse bone events seen in the clinical trials, we voluntarily paused enrollment and dosing in these trials. The FDA placed the vantictumab program on partial clinical hold. We worked with bone experts, investigators, and the FDA, and the partial clinical hold was removed in approximately 90 days. In agreement with Bayer, we discontinued enrollment efforts in the trial in NSCLC and expanded target enrollment in the Phase Ib breast cancer trial in November 2015.

During 2016 we presented data from both of the ongoing Phase Ib clinical trials of vantictumab.  At the 2016 ASCO Annual Meeting, we presented results from 31 patients enrolled in the dose escalation Phase Ib clinical trial of Her2-negative breast cancer to assess the safety and tolerability of vantictumab in combination with paclitaxel. Of the 27 patients evaluable for response, the overall response rate was 33 percent.  Some of the most encouraging anti-tumor responses were observed in patient subgroups with high unmet medical need. Four of eleven (33%) third-line patients achieved partial responses and six of 15 (40%) patients with triple-negative disease achieved partial responses by RECIST criteria.  Historically these subgroups would be expected to be among the least responsive to treatment. Patients whose tumors were high in gene expression for a previously identified six-gene signature biomarker demonstrated improved PFS and OS following treatment compared to those whose tumors were low. Of the 31 patients evaluable for safety, interim results showed that vantictumab did not appear to exacerbate paclitaxel side effects.  The most common toxicities reported were fatigue, constipation, diarrhea and nausea.  No fragility fractures have been observed in the vantictumab Phase Ib study in Her2-negative breast cancer following the implementation of an enhanced bone safety plan of monitoring blood bone markers, bone density and administration of zoledronic acid bone protection in certain patients.

At the European Society of Medical Oncology, or ESMO, in October 2016, we presented Phase Ib data from the pancreatic cancer clinical trial of vantictumab plus gemcitabine and Abraxane®.  Of the 21 patients evaluable for response, ten patients (48%) achieved partial response and another eight achieved stable disease for an overall clinical benefit rate of 86 percent. At the time of the data cut off, PFS and OS data were not yet mature. Exploratory analysis of baseline tumors suggested a three-gene predictive biomarker successfully identified patients with better overall responses. Of the eight patients whose tumors were positive for the biomarker, seven achieved partial responses and one achieved stable disease. Interim safety results showed that the combination of vantictumab with chemotherapy was well tolerated. The most common vantictumab-related toxicities were fatigue, nausea and dysgeusia. No Grade 4 or 5 vantictumab-related toxicities were observed.  Further, vantictumab did not appear to enhance chemotherapy-related toxicities. No fragility fractures have been observed in the vantictumab Phase Ib study in pancreatic cancer following the implementation of an enhanced bone safety plan of monitoring blood bone markers, bone density and administration of zoledronic acid bone protection in certain patients.

Vantictumab is part of our collaboration with Bayer. Bayer has an option to obtain an exclusive license to develop and commercialize vantictumab at any point through the earlier of completion of certain Phase Ib trials or a set date in June 2017. Data from the Phase Ib trials of vantictumab will form the basis for an opt-in data package which we anticipate providing to Bayer in the first half of 2017. If Bayer exercises its option, OncoMed would be entitled to receive a $25.0 million opt-in payment for vantictumab, and Bayer would lead and fully fund further development and commercialization. Additional details related to our collaboration with Bayer are described below under “—Key Collaboration and License Agreements—Strategic Alliance with Bayer.”

Ipafricept (Fzd8-Fc, OMP-54F28)

Ipafricept is our second Wnt pathway modulator. Ipafricept is a fusion protein, or decoy receptor, containing part of the Fzd8 receptor fused to a human immunoglobulin Fc domain. It has a distinct mechanism of action versus vantictumab, namely, binding Wnt ligands rather than binding Frizzled receptors. Ipafricept has shown evidence of strong anti-tumor activity in solid tumors including pancreatic, breast, hepatocellular, ovarian, colorectal and other cancers, and reduction of CSC frequency in multiple preclinical models, either as a single agent or when combined with approved therapies. As with vantictumab, we have observed significant synergies when ipafricept is combined with taxane-based chemotherapies and sequential dosing of ipafricept followed by taxane-based chemotherapy has resulted in enhanced anti-tumor effect in multiple tumor models.  We are now applying these findings in our ongoing Phase Ib clinical trial of ipafricept plus paclitaxel and carboplatin in platinum-sensitive ovarian cancer patients.

We initiated three Phase Ib clinical trials of ipafricept in 2014:  one in pancreatic cancer in combination with gemcitabine plus Abraxane®, one in ovarian cancer in combination with taxane and platinum chemotherapy, and one in hepatocellular carcinoma, or HCC, in combination with sorafenib. In 2014, in light of adverse bone events seen in the clinical trials, we voluntarily paused enrollment and dosing in these trials. The FDA placed the ipafricept program on partial clinical hold. We worked with bone experts, investigators, and the FDA, and the partial clinical hold was removed in approximately 90 days. In agreement with Bayer, we discontinued the trial in HCC and expanded target enrollment in the Phase Ib ovarian cancer trial in November 2015.

At the 2016 ASCO Annual Meeting, we presented interim results from the Phase Ib trial of ipafricept in combination with paclitaxel and carboplatin in patients with recurrent platinum-sensitive epithelial ovarian cancer. Of 19 patients evaluable for response, eight patients (42%) achieved complete responses and eight patients (42%) achieved partial responses as measured by RECIST criteria for an overall response rate of 84 percent.  An exploratory biomarker analysis described patient tumors with high Wnt activation to be more likely to achieve a complete response to ipafricept with carboplatin/paclitaxel treatment. The combination of ipafricept with chemotherapy was well tolerated. The most common toxicities reported were nausea and fatigue, and ipafricept-related adverse events included neutropenia and hypophosphatemia.  No fragility fractures were observed following the implementation of an enhanced bone safety plan of monitoring blood bone markers, bone density and administration of zoledronic acid bone protection in certain patients.

Interim data from the Phase Ib trial of ipafricept in combination with gemcitabine and Abraxane® were presented in October at the ESMO 2016 Congress.  Of 18 patients evaluable for response, the overall response rate was 39 percent with seven patients achieving partial response as measured by RECIST criteria.  Another eight patients (44%) achieved stable disease for a clinical benefit rate of 83 percent.  Biomarker analyses indicated that patients with higher expression of Wnt pathway genes at baseline had greater than 40 percent reduction in tumor size compared to those patients with lower Wnt pathway gene expression at baseline, suggesting activated Wnt pathway signaling at baseline may be predictive of patients with a more favorable response to treatment.  Early evidence of durability was observed, with nine patients on study greater than 168 days and two patients on study for greater than one year. PFS and OS data are not yet mature. Interim safety results showed that the combination of ipafricept with chemotherapy was well tolerated and ipafricept did not appear to exacerbate chemotherapy-related toxicities.  The most common toxicities were fatigue, nausea and decreased appetite and vomiting.  No Grade 4 or 5 ipafricept-related toxicities were observed. No fragility fractures occurred among the patients in the Phase Ib trial following the implementation of an enhanced bone safety plan.

Ipafricept is part of our collaboration with Bayer. Bayer has an option to obtain an exclusive license to develop and commercialize ipafricept at any point through the earlier of completion of certain Phase Ib trials or a set date in June 2017. Updated data from the two Phase Ib trials of ipafricept will form the basis for an opt-in data package which we anticipate providing to Bayer in the first half of 2017 in conjunction with the vantictumab data package. If Bayer exercises its option, OncoMed would be entitled to receive a $15.0 million opt-in payment for ipafricept, and Bayer would lead and fully fund further development and commercialization. In addition, we entered into a manufacturing services agreement with Bayer HealthCare LLC whereby Bayer HealthCare LLC manufactures bulk drug substance for this program.  Additional details related to our collaboration with Bayer are described below under “—Key Collaboration and License Agreements—Strategic Alliance with Bayer.”

Navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83)

We utilized our proprietary bispecific antibody technology to generate a monoclonal antibody, navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83) that targets both DLL4 and VEGF. DLL4 is the target for one of our lead therapeutic candidates, demcizumab. VEGF is the target for bevacizumab (Avastin®), which is currently approved and used to treat a number of solid tumors including colorectal, NSCLC, breast, renal cell, brain, cervical, and ovarian cancers and had worldwide revenues of $7.4 billion in 2015. Navicixizumab is designed to inhibit the function of both DLL4 and VEGF and thereby have the potential to induce anti-tumor activity while mitigating certain angiogenic-related toxicities.  Preclinical data of dual DLL4 and VEGF inhibition in xenograft tumor models have demonstrated superior anti-tumor activity compared to either anti-DLL4 or anti-VEGF alone and anti-tumor activity was observed in multiple tumor types including colon, ovarian, breast and pancreatic. We have also observed that navicixizumab induced a down-regulation of vasculature-related genes and decreased vasculature density.  An improved cardiac safety profile was also observed in cynomolgus monkeys compared to anti-DLL4.

We presented first-in-human data from a Phase Ia clinical trial of single-agent navicixizumab at the November 2016 at the 28th EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium. As of the data cut off of October 17, 2016, a total of 51 patients with advanced solid tumors had received single-agent doses ranging from 0.5 to 12.5 mg/kg every three weeks.  Single-agent anti-tumor activity was observed and navicixizumab was safe enough to be administered on a continuous basis. Two of the 46 patients (4%) evaluable for anti-tumor effects had unconfirmed partial responses, while another sixteen (35%) patients achieved stable disease. The partial responses occurred in patients with ovarian cancer and uterine carcinosarcoma.  Five of eight (63%) evaluable ovarian patients had reductions in tumor volume and remained on therapy ranging from 129 to greater than 323 days as of the data cut off. Navicixizumab was generally well tolerated with hypertension, headache, fatigue and pulmonary hypertension being the most common drug-related toxicities. Hypertension side effects were successfully managed with a protocol-defined anti-hypertensive regimen and most pulmonary hypertension adverse events were reversible and of mild to moderate severity, although a few cases of Grade 3 pulmonary hypertension occurred.  A dose of 7.5 mg/kg once every three weeks was selected for the Phase Ia expansion cohort.

We have initiated two Phase Ib clinical trials to assess the safety, preliminary efficacy, immunogenicity and pharmacokinetics of navicixizumab in combination with standard of care chemotherapy in ovarian and colorectal cancers. A Phase Ib multicenter, open-label, dose-escalation and expansion trial in ovarian cancer will combine navicixizumab with paclitaxel and is expected to enroll approximately 30 patients with platinum-resistant ovarian cancer (including fallopian tube or primary peritoneal cancers) who have previously received bevacizumab and/or have failed at least two prior therapies.  The Phase Ib trial of our navicixizumab in combination with FOLFIRI chemotherapy in colorectal cancer is also expected to enroll approximately 30 patients with metastatic colorectal cancer who have failed first-line treatment, typically bevicizumab plus folinic acid, fluorouracil and oxaliplatin, or FOLFOX, chemotherapy.

Like demcizumab, navicixizumab may also enhance the activity of anti-PD1 therapy.  We presented preclinical data for anti-DLL4 combined with anti-VEGF and anti-PD-1 during the Society for Immunotherapy of Cancer (SITC) Conference in November 2015. A series of preclinical experiments compared the impact of anti-DLL4 plus anti-VEGF and a triple blockade of DLL4, VEGF, and PD-1 on anti-tumor immune responses. The combination of anti-DLL4, anti-VEGF and anti-PD-1 was found to have more potent anti-tumor and enhanced immuno-oncology activities than any of these agents alone based on a number of measures. The triple blockade of DLL4-VEGF-PD-1 significantly inhibited tumor growth with more pronounced tumor regression. The addition of anti-DLL4 and anti-VEGF also improved anti-tumor activity of anti-PD-1 alone in both anti-PD-1 responsive and non-responsive cancers in murine models.

Navicixizumab is part of our strategic collaboration with Celgene. Celgene retains an option during certain time periods through the end of certain Phase I clinical trials to obtain an exclusive license to co-develop and co-commercialize navicixizumab. If Celgene exercises its option to navicixizumab, we would be entitled to receive a $25.0 million opt-in payment. Upon option exercise, we and Celgene would co-develop and co-commercialize navicixizumab in the U.S., sharing profits 50/50, while Celgene would lead development and commercialization outside the U.S.  Additional details related to our collaboration with Celgene are described below under “—Key Collaboration and License Agreements—Strategic Alliance with Celgene.”

Anti-RSPO3 (OMP-131R10)

In 2007, we identified that the R-spondin, or RSPO, ligands signal through the LGR receptor family and have since identified antibodies to proteins in this family that modulate RSPO-LGR signaling. RSPO appears to be an oncogenic driver in several tumor types, particularly colon cancer. RSPO is associated with the activation of Wnt signaling and tumorigenesis. Anti-RSPO3 (OMP-131R10) is our lead program targeting the RSPO-LGR pathway. We have developed a strong biomarker hypothesis associated with this program, which has entailed the custom development of an assay that tests RSPO3 elevated gene expression and a liquid biopsy assay that looks for gene fusions.  We are now utilizing both of these tests in our ongoing clinical trial in order to prospectively identify patients who may be more likely to respond to treatment.

In preclinical studies anti-RSPO3 antibody demonstrated robust in vivo anti-tumor efficacy as a single agent and in combination with standard of care across a range of solid tumors, including colon, lung, ovarian, and pancreatic cancers, among others. The anti-RSPO3 antibody delayed tumor recurrence following termination of chemotherapy, and decreased the frequency of CSCs.

We initiated a Phase Ia/b solid tumor trial of anti-RSPO3 (OMP-131R10) in July 2015, initially enrolling patients with advanced refractory solid tumors. The open-label study is designed to assess the safety, pharmacokinetics, pharmacodynamics and initial evidence of efficacy of the anti-RSPO3 antibody.  Biomarker-selected patients are currently being enrolled in a Phase Ia expansion arm to obtain additional preliminary information on possible anti-tumor activity. In the Phase Ib portion of the trial initiated in January 2016, anti-RSPO3 is being tested in patients with certain colorectal and gastric cancers in combination with FOLFIRI.

First-in-human interim data from the Phase Ia/b clinical trial were presented at the 28th EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium in November 2016. As of the data cut-off date of October 11, 2016, 23 patients in the anti-RSPO3 Phase Ia/b clinical trial were evaluable for safety and 15 patients were evaluable for anti-tumor activity.  In the single-agent Phase Ia portion of the trial, five of eleven patients (45%) achieved stable disease and three of those five patients were RSPO3 high, with RSPO3 levels in a fourth patient slightly below the current cut point of our CLIA-validated biomarker assay.  Three of the stable disease patients in the Phase Ia portion of the trial demonstrated prolonged stable disease of greater than 112 days as of the data cut off. In the Phase Ib portion of the trial, three of four evaluable subjects (75%) who received the combination of anti-RSPO3 and FOLFIRI achieved stable disease. Anti-RSPO3 was generally well tolerated as a single agent with the most common adverse events being fatigue and nausea. Among seven safety-evaluable Phase Ib colorectal cancer patients who received anti-RSPO3 in combination with FOLFIRI the combination did not appear to exacerbate the toxicities of either drug.

Programs in the RSPO-LGR pathway are part of our strategic collaboration with Celgene. Upon the completion of certain enrollment objectives in the current Phase Ia/b clinical trial, we intend to submit a data package to Celgene for opt-in consideration. If Celgene exercises its option on anti-RSPO3, we would be entitled to receive an approximately $37.8 million opt-in payment.  Upon option exercise, we and Celgene would co-develop and co-commercialize anti-RSPO3 in the U.S., sharing profits 50/50, while Celgene would lead development and commercialization outside the U.S.  Additional details related to our collaboration with Celgene are described below under “—Key Collaboration and License Agreements—Strategic Alliance with Celgene.”

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

Data from the solid tumor Phase Ia trial were presented in an oral plenary session at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in November 2015. Brontictuzumab demonstrated single-agent activity in a biomarker-selected refractory patient population. Among 15 patients whose tumors overexpressed the activated form of Notch1, as measured by our proprietary immunohistochemistry (IHC) test, eight patients achieved stable disease or partial response for an overall clinical benefit rate of 53 percent. In a subsequent update, nine patients achieved stable disease or partial response for overall clinical benefit rate of 56 percent. Anti-tumor activity was observed in adenoid cystic carcinoma, colorectal cancer and HER2 negative breast cancer. Among 15 patients whose tumors measured high in Notch1 activation, five (33%) survived 100 days or longer as of the data cut off. In biomarker negative subjects, only one of 11 had clinical benefit (9%). Brontictuzumab was generally well tolerated, with the most common adverse event being on-target, manageable diarrhea.  Notch pathway and CSC pathway markers were reduced in surrogate patient samples (blood) at doses above 1.5 mg/kg every three weeks.  The single agent Phase II dose of brontictuzumab was established as 1.5 mg/kg every three weeks.

Brontictuzumab was originally part of our collaboration with GSK. On October 31, 2016, GSK provided written notice to us that it was terminating its option to obtain an exclusive license to develop and commercialize brontictuzumab in order to focus the collaboration on the tarextumab program. This termination became effective on January 29, 2017 and we now have worldwide rights to brontictuzumab.

In January 2017, we initiated a Phase Ib clinical trial of brontictuzumab in combination with trifluridine/tipiracil (Lonsurf®).  The Phase Ib trial is designed to assess safety, preliminary efficacy and immunogenicity, as well as predictive and pharmacodynamics biomarkers.  Metastatic colorectal cancer patients who have received at least two prior lines of therapy will be enrolled in the dose-escalation portion of the trial, and once a maximum tolerated dose is identified, additional patients whose tumors test high for the activated form of Notch1 will be enrolled in an expansion cohort.

Anti-TIGIT (OMP-313M32)

TIGIT blocks T-cells from attacking tumor cells, similar to the inhibitory protein PD-1.  Our anti-TIGIT therapeutic is intended to activate the immune system, through multiple mechanisms, and enable anti-tumor activity.  In December 2016, we filed an IND application with the FDA for anti-TIGIT. A Phase I clinical trial of anti-TIGIT is expected to begin enrolling patients during the first half of 2017.

Anti-TIGIT is part of our collaboration with Celgene. Upon the completion of certain enrollment criteria in the Phase I clinical trial, Celgene will have the option to obtain an exclusive license to anti-TIGIT. It is expected that Celgene would then lead and fully fund further development and commercialization. If Celgene exercises its option to obtain a license to anti-TIGIT, we would be entitled to receive a $35.0 million opt-in payment. Additional details related to our collaboration with Celgene are described below under “—Key Collaboration and License Agreements—Strategic Alliance with Celgene.”

GITRL-Fc Trimer (OMP-336B11)

The TNF family of cytokines, which is comprised of approximately twenty members, plays a central role in immune system function and induces diverse effects such as apoptosis, immune cell activation, differentiation, and cell migration, among other cellular functions.  As such, in cancer the TNF family plays an important role in immune surveillance, tumorigenesis and tumor progression. We are conducting research efforts to harness the ability of the TNF family of ligands to stimulate a targeted immune response against tumor cells.  Among several novel discoveries in preclinical testing are robust T-cell activating agents utilizing fully human single-gene trimeric ligands attached to an antibody framework. GITRL-Fc trimer (OMP-336B11) is the first of these agents.

Activation of GITR enhances T-cell modulated immune responses, making it a promising target for stimulating immune system activity against tumor cells.  Our GITR ligand therapeutic candidate is engineered using a novel single-gene linkerless trimer technology which enables effective activation of the receptor, GITR. In preclinical models, this design has achieved robust anti-tumor immune responses alone and in combination with other immuno-oncology agents.  This program is wholly owned by OncoMed and we are planning to file an IND application with the FDA for GITRL-Fc trimer in the first half of 2017.

In a series of preclinical studies presented at the CRI-CIMT-EATI-AACR Inaugural International Cancer Immunotherapy Conference in September 2015, our GITRL-Fc trimer activated GITR signaling more effectively than an agonist GITR antibody and promoted robust anti-tumor immune responses, including the potentiation of antigen-specific T-cell Th1 type immunity and a reduction of regulatory T-cell (Treg) immune suppressive activity.  In multiple murine tumor graft models our GITRL-Fc trimer enabled complete eradication of some tumors as a single agent.

At the 2016 American Association of Cancer Research (AACR) meeting we presented additional preclinical data that showed that as a single-agent, GITRL-Fc trimer did not induce the broad release of cytokines in the plasma and spleen that we have observed with a GITR agonist antibody, suggesting the potential for an improved safety profile relative to agonist antibodies.  The preclinical activity of GITRL-Fc trimer was also studied in comparison and in combination with anti-PDL1 and anti-PD1. GITRL-Fc trimer resulted in a number of complete tumor regressions as a single agent and demonstrated greater anti-tumor activity than single-agent anti-PDL1 or anti-PD1. The anti-tumor activity of GITRL-Fc trimer in combination with either anti-PDL1 or anti-PD1 reduced tumor growth beyond that of any of the agents alone.  Mice whose tumors showed complete regressions following treatment with GITRL-Fc, GITRL-Fc/anti-PDL1 or GITRL-Fc/and-PD1 were protected from re-challenge with parental tumor cells, indicating the development of anti-tumor immunologic memory.

Wnt Pathway Small Molecule Inhibitors

As part of our Bayer collaboration, we and Bayer have jointly initiated discovery efforts to identify small molecule inhibitors of the Wnt pathway. We have developed assay technologies and transferred those to Bayer. Bayer is utilizing its extensive medicinal chemistry assets and capabilities to discover small molecule drug candidates that modulate Wnt signaling, and we are employing our internal lead validation technologies to evaluate candidate compounds as a basis for advancing them into development. The programs were initiated in 2010. In 2014, the first potential therapeutic candidates from this effort advanced to preclinical testing and have been evaluated for efficacy and safety.

Our Proprietary Drug Discovery Platform

Since our founding, we have developed a suite of proprietary technologies which enable the identification of pathways and targets suited to drug intervention, as well as the testing and validation of new drug candidates.  Some of our earliest technologies allowed us to identify, isolate and evaluate CSCs, identify and/or validate multiple potential targets critical to CSC self-renewal and differentiation, and then robustly test for in vivo efficacy and identify potential biomarkers. In parallel, we have leveraged these cancer biology resources in the identification of novel immuno-oncology candidates that we believe are differentiated from other emerging approaches.  Across our portfolio, we apply specialized antibody and biologic engineering capabilities and technologies to discover and optimize our antibody and protein-based therapeutics for targeted modulation of the desired target. We believe that the use of these proprietary technologies described below provides us with a competitive advantage in cancer drug discovery and development.

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

Protein and Antibody Technologies

Our antibody expertise is leveraged to enable novel biologics with characteristics tailored to the specific therapeutic target.  We have utilized our technologies to enable bispecific and multi-specific antibodies, receptor-Fc fusion proteins, and trimeric ligand -Fc fusion proteins.  We believe our breadth of protein and antibody engineering technologies provides an integrated platform for the development of next-generation immunotherapeutic agents. We also have significant experience in biologics cell line and process development.

Mammalian Display Technology

We have developed a proprietary mammalian display antibody technology (MAbTrapTM) that may enhance our ability to find rare and unique antibody therapeutic candidates. This technology utilizes flow cytometry to isolate mammalian cells expressing antibodies on the cell surface with desired characteristics from large libraries of candidate antibodies. We can also utilize this technology to fine-tune the characteristics of newly discovered antibodies.

Bispecific Antibody Technology

We have also developed a proprietary bispecific antibody technology (BiMabTM), which has been used to generate navicixizumab (anti-DLL4/VEGF antibody, OMP-305B83) and is being used by our research group to generate other novel therapeutic candidates. This technology increases the potential for additional innovative antibodies that leverage the potential synergistic activity that we have observed with certain combinations of therapeutic targets.

Hybridoma Technology

We have substantial expertise in hybridoma technologies for isolating antibodies from mice, including proprietary multiplex single-cell screening techniques. This capability includes the ability to often identify antibodies that cross-react with similar affinity to targets in human, cynomolgus monkey, rat, mouse and other species useful to facilitate drug development and toxicology testing. Humanized antibody therapeutic candidates derived from this effort include demcizumab (anti-DLL4, OMP-21M18) and brontictuzumab (anti-Notch1, OMP-52M51).

Linkerless Trimer Technology

We believe we have developed expertise in creating biologics that have the potential to robustly activate members of the TNF receptor family.  Our approach utilizes a linkerless trimer technology that enables the production of fully human ligand-Fc fusion proteins contacting single-gene trimers of TNF family ligands.  We believe this approach may enable more robust efficacy than agonist antibodies approaches. GITRL-Fc trimer (OMP-336B11) is our first program utilizing this technology to advance towards clinical testing.

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

Human Tumor Bank and Xenograft Models

We have developed a proprietary human tumor xenograft bank. This tumor bank consists of over 300 established tumors sourced from patients with various types of cancer, including pancreatic, breast, colon, lung, ovarian, melanoma and other cancers. We believe these patient-derived models are more representative of the clinical features of human tumors than the cell line-based models used in traditional cancer research, and our models also offer the ability to test the effects of therapeutic candidates on human tumors with varied genetic backgrounds.

We implant these tumors in mice and utilize these models to identify and validate genes that drive tumor growth, to screen for anti-tumor activity of our therapeutic candidates, to evaluate the effects of therapeutic candidates on CSCs and to identify biomarkers that can be used to identify patients most likely to respond to our therapeutic candidates. Additionally, we use our patient-derived tumor xenograft models to identify possible indications and assess various dosing regimens that can be evaluated in our clinical trials.

As our portfolio of therapeutic candidates has expanded to include immuno-oncology therapeutic candidates, we continue to leverage our patient-derived tumor bank with syngeneic mouse models to characterize the anti-tumor activity of a given agent as well as to gain insights into possible immune system activation. These efforts leverage our expertise in receptor-ligand biology, and have resulted in the potential identification of certain novel undisclosed targets that are intended to restore immune system function against tumors. We have generated several models in-house in mice with intact immune systems to study this biology, as well as several novel hybrid models with human tumors and partially-intact mouse immune function.

We have characterized our tumor xenografts in detail, including sequencing of key genes that are known to drive cancer, histology analysis, single nucleotide polymorphism (SNP) assessment, characterization of gene amplifications and deletions, and gene expression profiling. This characterization is useful for us to correlate response of our agents in relation to the genetic background and biochemical characteristics of the tumor and in the development of predictive patient selection strategies. For example, we have identified key biomarkers in a subset of our tumor xenografts that appear to strongly correlate with robust single-agent response to our brontictuzumab therapeutic candidate. Additionally, our established tumor xenograft models encompass many of the clinically relevant patient subgroups (e.g., triple-negative breast cancer, B-Raf mutated melanoma and K-Ras wild-type colorectal cancer) that we can analyze to help inform our clinical development strategies. Our data, as well as other published reports, indicate that these models may be predictive of clinical responses to an antibody.

Biomarker Discovery

We have established capabilities for analyzing both predictive and pharmacodynamic biomarkers extensively in our preclinical studies and also in our clinical trials.

Predictive biomarkers are useful in identifying subsets of cancer patients with an increased probability of responding favorably to a particular treatment. We have utilized our collection of patient-derived xenograft models and discovered predictive biomarkers that correlate with response in preclinical studies for several of our clinical-stage molecules.

Pharmacodynamic biomarkers are useful for determining whether a therapeutic is effectively modulating its intended target—information that is critical for optimizing the dose and schedule for delivery of therapeutics. We conduct multiple pharmacodynamic analyses to look at gene expression and protein changes in response to our agents in tumor biopsies, circulating tumor cells and surrogate tissues. Using state-of-the-art methods, including single-cell gene expression technology, we have demonstrated on-target pharmacodynamic effects for multiple therapeutic candidates in our pipeline, including demcizumab, tarextumab, vantictumab, ipafricept, anti-RSPO3 and additional therapeutic candidates.

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

In July 2011, we amended the collaboration agreement with GSK. The parties agreed to focus the collaboration on the development of two product candidates, tarextumab and brontictuzumab. GSK also agreed to terminate its options to obtain an exclusive license to develop and commercialize demcizumab and bispecific antibodies targeting DLL4 and VEGF. Under certain circumstances we may owe GSK single-digit percentage royalties on net product sales of demcizumab, subject to a cap. In the amendment, we and GSK also agreed to cease all further discovery and research activities under the collaboration on programs other than tarextumab and brontictuzumab. Further, the amendment provided additional funding from GSK to support certain of our development activities conducted in relation to one of these product candidates, up to a maximum of $2.0 million. GSK retains its option to exclusively license tarextumab, which may be exercised during certain time periods through the end of proof-of-concept Phase II trials. If GSK exercises its option with respect to tarextumab, GSK will receive an exclusive license to develop and commercialize tarextumab in all indications.  In the amendment, GSK had also retained an option to exclusively license brontictuzumab.

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

On October 31, 2016, GSK provided written notice to us that it was terminating its option to obtain an exclusive license to develop and commercialize brontictuzumab. After such termination became effective on January 29, 2017, we retained worldwide rights to brontictuzumab. Under certain circumstances, we may owe GSK single-digit percentage royalties on net product sales of brontictuzumab, subject to a cap.

We are eligible to receive from GSK, with respect to tarextumab, aggregate payments of up to $344.5 million in milestones and contingent consideration, including a $25.0 million opt-in payment and research, development, regulatory and commercialization payments, in addition to percentage royalties in the low double digits to high teens on net product sales. We have earned $25.0 million in milestone payments from GSK with respect to tarextumab through December 31, 2016. If GSK elects not to exercise its options for tarextumab during the relevant option period, or if GSK terminates the tarextumab program, we would have worldwide rights to such program. If GSK elects to exercise its option for tarextumab, we are eligible to receive a $25.0 million milestone payment. We expect to submit a data package designed to inform GSK’s option decision regarding tarextumab in the first half of 2017.

Under our amended agreement with GSK, there are several committees, including a Joint Steering Committee and Joint Clinical Subteam, among others, that meet regularly to discuss our activities in the collaboration. In general, decisions regarding development of a product candidate are made jointly through these committees prior to the exercise of GSK’s option with respect to the therapeutic candidate, except in certain circumstances. For example, we have sole decision-making authority with respect to manufacture and supply matters for tarextumab prior to option exercise. Following the exercise by GSK of its option for tarextumab, GSK would generally assume responsibility for all costs associated with further development of tarextumab and the Joint Steering Committee would have no control over decisions relating to development of tarextumab.

We are obligated to utilize commercially reasonable efforts to progress tarextumab in clinical development prior to GSK’s exercise of its option for tarextumab. We are also responsible for funding all research activities we conduct under the collaboration prior to GSK’s exercise of its option for tarextumab. In general, while the Joint Steering Committee and other subteams may discuss resource allocation, they have no specific ability to control resource allocation with respect to product candidates being developed under our agreement with GSK and there are no explicit expenditure or investment requirements in our agreement with GSK.

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

Strategic Alliance with Bayer

In June 2010, we entered into a strategic alliance with Bayer to discover, develop and commercialize novel anti-CSC biologic and small molecule therapeutics targeting the Wnt signaling pathway. Under this collaboration, Bayer may exercise its option to obtain an exclusive license to develop and commercialize biologic therapeutics in one or more defined biologic therapeutic classes, including a class that includes vantictumab and a class that includes ipafricept. Bayer may exercise its option for such biologic therapeutic classes at any point through the earlier of completion of certain Phase I trials or a set date in June 2017. We intend to submit data packages for vantictumab and ipafricept to Bayer in the first half of 2017. If Bayer exercises its option with respect to a class of biologic therapeutics, Bayer would receive an exclusive license to develop and commercialize all therapeutics in such class in all indications. We are eligible to receive a $25.0 million opt-in payment upon Bayer’s option exercise for vantictumab and a $15.0 million opt-in payment upon Bayer’s option exercise for ipafricept. Under this collaboration, we and Bayer also agreed to jointly conduct research to discover potential new small molecule therapeutics targeting the Wnt pathway, and we granted Bayer a non-exclusive license to our Wnt pathway assay technology for the research and development of such small molecule therapeutics. Bayer may, within a specified time period, elect to advance such small molecule therapeutics into development, and obtain an exclusive license to commercialize such therapeutics. Under our collaboration, we lead the discovery and development of biologic therapeutic products prior to Bayer’s exercise of its option, and Bayer leads discovery, development and commercialization of small molecule therapeutics. In addition to an upfront cash payment of $40.0 million, which we received upon entering into the collaboration, we are eligible to receive opt-in payments and research, development, regulatory and commercial milestone or post-opt-in contingent consideration payments of up to $387.5 million for each biologic therapeutic product successfully developed, in addition to royalties on net product sales. The opt-in payment, milestones and contingent consideration payments may total up to $387.5 million for vantictumab and up to $367.5 million for ipafricept. Percentage royalties for vantictumab are in the low double digits to high teens. For ipafricept, percentage royalties are in the mid-single digits to low double digits. Bayer is obligated to make payments to us upon achievement of research, development, regulatory and commercial milestones, plus advancement fees, for small molecule therapeutics that could total up to $112.0 million per program, in addition to single-digit percentage royalties on net product sales. To date, we have received $30.0 million in payments specific to vantictumab and $20.0 million in payments specific to ipafricept. We may co-

develop biologic therapeutic products to which Bayer obtains an exclusive license under specified circumstances. If Bayer elects not to exercise its options for any class of biologic therapeutic products under the collaboration during the relevant option periods, we will have worldwide rights to such program(s). In addition, under certain termination circumstances, we would also have worldwide rights to the terminated program(s).

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

Strategic Alliance with Celgene

In December 2013, we entered into a collaboration agreement with Celgene pursuant to which we and Celgene are collaborating on research and development programs directed to the discovery and development of novel biologic therapeutics, and, if Celgene exercises an option to do so, the discovery, development and commercialization of novel small molecule therapeutics. Pursuant to the biologic therapeutic programs, we conduct development of demcizumab, navicixizumab, biologic therapeutics directed to targets in the RSPO-LGR signaling pathway, and biologic therapeutics directed to targets in an undisclosed pathway. Celgene has options to obtain an exclusive license to develop further and commercialize biologic therapeutics in specified programs, which may be exercised during time periods specified in the collaboration agreement through the earlier of completion of certain clinical trials or the twelfth anniversary of the date of the collaboration agreement. Celgene’s options may be exercised on a program-by-program basis for up to six biologic programs, including the demcizumab program, the navicixizumab program, and up to four programs targeting the RSPO-LGR signaling pathway and/or targets in the undisclosed pathway. Celgene also has a seventh option, which, if exercised at any time until the fourth anniversary of the date of the collaboration agreement, would permit Celgene to discover, develop and commercialize small molecule therapeutics directed to targets in an undisclosed pathway under the collaboration.

Pursuant to the Agreement, we lead the discovery and development of each biologic therapeutic product prior to Celgene’s exercise of its option for the applicable program. With respect to biologic therapeutics targeting the RSPO-LGR signaling pathway and the undisclosed pathway, prior to Celgene’s exercise of its option for a given program, Celgene is required to designate each program for which it wishes to retain the right to exercise its option, based on data generated by us, for up to a maximum of four programs across both the RSPO-LGR signaling pathway and the undisclosed pathway. Celgene’s right to designate programs to identify biologic therapeutics that target the RSPO-LGR signaling pathway or the undisclosed pathway will expire on the fourth anniversary of the date of the collaboration agreement or, if Celgene makes a specified extension payment to us prior to expiration of such right for each of the RSPO-LGR signaling pathway and the undisclosed pathway development programs, upon the sixth anniversary of the date of the collaboration agreement. Following such designation(s), Celgene will have the right to exercise its option for each such program (up to four in total) through the earlier of completion of certain clinical trials or the twelfth anniversary of the date of the collaboration agreement.

Following Celgene’s exercise of its option for our demcizumab program, navicixizumab program, our anti-RSPO3 program, or two other biologic therapeutic programs under the collaboration, we are required to enter into an agreed form of co-development and co-commercialization agreement with Celgene for such program, pursuant to which we will have the right to co-develop and to co-commercialize products arising out of such program in the United States, and Celgene will have the exclusive right to develop and commercialize products arising out of such program outside of the United States. Our involvement in co-commercialization will include participation in specified promotion activities by means of an OncoMed dedicated sales force of up to half of the overall sales force for the applicable program products, as well as marketing and other commercial activities, with Celgene booking sales of products. We will be responsible for a one-third share of the global development costs of product candidates for programs that we are co-developing with Celgene, with Celgene bearing the remaining two thirds of such costs. We may elect not to co-develop and co-commercialize any products arising under such programs at any time, either prior to, or following Celgene’s option exercise, with the exception of a defined period of time near commercial launch of a product under a program. If we opt out of our co-development and co-commercialization rights with respect to a program, Celgene will have the exclusive right to develop and commercialize products arising out of such program.

However, for one program targeting either the RSPO-LGR signaling pathway or the undisclosed pathway, which is expected to be our anti-TIGIT program, upon option exercise by Celgene, we will be required to enter into an agreed form of a license agreement with Celgene, pursuant to which Celgene retains all rights to develop further and commercialize biologic therapeutic products on a worldwide basis, with certain support for development from us.

With respect to small molecule therapeutics targeting an undisclosed pathway, following Celgene’s exercise of its option, we will collaborate with Celgene on the discovery of and research on small molecule therapeutics, but Celgene will be solely responsible for development and commercialization of such therapeutics.

In addition to an upfront cash payment of $177.2 million, including an equity investment of $22.2 million, we are eligible to receive opt-in payments upon Celgene’s exercise of the option for each biologic therapeutic program (for up to six biologic therapeutic programs). The collaboration also includes milestone payments for achievement of specified development, regulatory and commercial milestones, paid on a per-product and per-program basis. The option exercise payments and payments for achievement of development, regulatory and commercial milestones may total up to (1) $791.0 million for products in the demcizumab program, including a $70.0 million opt-in payment, (2) $505.0 million for products in the navicixizumab program, including a $25.0 million opt-in payment, (3) approximately $442.8 million for products in the anti-RSPO3 program, including an approximately $37.8 million opt-in payment, (4) $440.0 million for products in the anti-TIGIT program, including a $35.0 million opt-in payment, and (5) $440.0 million for each of up to two additional biologic programs achieving regulatory approval that are directed to targets in either the RSPO-LGR signaling pathway or the undisclosed pathway for which Celgene exercises its option. In the first half of 2017, we plan to deliver a data package to Celgene to inform Celgene’s option decision regarding the demcizumab program.

For programs in which we are co-developing and co-commercializing biologic therapeutic products in the United States, we are entitled to share 50% of all product profits and losses in the United States. For such programs outside the United States, we are eligible to receive tiered royalties equal to a percentage of net product sales outside of the United States for each biologic program as follows: tiered royalties in the double-digits for demcizumab and royalties in the mid-single digits to the mid-teens for the navicixizumab program, the anti-RSPO3 program, and the other biologics programs. If we elect not to co-develop or co-commercialize biologic therapeutic products or do not have the right to do so for a given program, which is expected to be the case for the anti-TIGIT program, Celgene is required to pay us tiered royalties equal to a percentage of net product sales worldwide (tiered royalties in the double-digits for demcizumab and royalties in the high-single digits to the high-teens for other biologics programs), with such royalties being increased where we had the right to co-develop and co-commercialize such biologic therapeutic products under such program but elected not to do so. We are responsible for funding all research and development activities for biologic therapeutics under the collaboration prior to Celgene’s exercise of the option for such program.

We are also entitled to receive payments from Celgene upon exercise of its option for the small molecule program, as well as certain development and regulatory milestone payments through regulatory approval totaling over $100.0 million. We will receive royalties equal to a percentage of worldwide net sales of small molecule products in the low- to mid-single digits.

The Celgene collaboration agreement will terminate upon the expiration of all of Celgene’s payment obligations under all license or co-development and co-commercialization agreements entered into with respect to programs following Celgene’s exercise of an option for a given program, or if all of Celgene’s options under the collaboration agreement expire without Celgene exercising any of its options. The collaboration agreement may be terminated by either party for the insolvency of, or an uncured material breach of the collaboration agreement by, the other party. In addition, Celgene may terminate the collaboration agreement in its entirety or with respect to one or more programs subject to the collaboration, for any reason, upon 120 days’ prior written notice to us and upon 60 days’ prior written notice in the event that Celgene reasonably believes that such termination is necessary in order to comply with any antitrust laws. We may also terminate the collaboration agreement with respect to one or more programs in the event that Celgene challenges the licensed patents with respect to such program.

If Celgene does not exercise its option with respect to a biologic therapeutic program before such option expires, we retain worldwide rights to such program(s), except that if Celgene exercises its option to obtain a license for either the demcizumab program or the navicixizumab program, then for so long as such license is in effect, we cannot develop or commercialize products under the other of such two programs. In addition, under certain termination circumstances, we would also have worldwide rights to the terminated biologic therapeutic programs.

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

In the fourth quarter of 2014, the lead candidate in our anti-RSPO3 program, OMP-131R10, was designated as a clinical candidate in the collaboration, triggering a $2.5 million payment from Celgene. We initiated a Phase Ia/b solid tumor trial of anti-RSPO3 (OMP-131R10) in July 2015, initially enrolling patients with advanced refractory solid tumors.  In the fourth quarter of 2015, Celgene designated our anti-TIGIT program, triggering a $2.5 million milestone payment from Celgene. Also in the fourth quarter of 2015, based on an analysis of then-available Phase Ib and blinded interim Phase II clinical trial safety data associated with the demcizumab program, we achieved the safety criteria, triggering a $70.0 million milestone payment from Celgene.

Summary of Potential Future Milestones from GSK, Bayer, and Celgene Programs:

Overall, under our collaboration agreements with Celgene, Bayer, and GSK, we are eligible for over $4 billion in total potential milestone, opt-in, and post-opt-in contingent consideration payments from our partners in future years beginning January 1, 2017, including up to the following approximate amounts for individual programs:

•	Demcizumab: $721 million
•	Tarextumab: $319.5 million
•	Vantictumab: $357.5 million
•	Ipafricept: $347.5 million
•	Navicixizumab: $505 million
•	Anti-RSPO3: $440 million
•	Anti-TIGIT: $437.5 million
•	Additional RSPO and undisclosed pathway biologics: $440 million each, up to 2 programs
•	Bayer small molecule programs: $110 million
•	Celgene small molecule programs: $107 million

As of December 31, 2016, we have received over $465.5 million in total from our current partners since 2007, including upfront payments, milestones, fees, and equity investments.

The University of Michigan

In January 2001, Cancer Stem Cell Genomics, Inc. entered into a license agreement with the Regents of the University of Michigan, or the University of Michigan. In 2004, Cancer Stem Cell Genomics, Inc. merged with and into us, and we assumed this license agreement with the University of Michigan. Under the agreement and in exchange for certain additional consideration, the University of Michigan has granted to us an exclusive, royalty-bearing, worldwide license under certain patent rights, and a nonexclusive, worldwide license under certain technologies, to make, have made, import, use, market, offer for sale or sell products and to practice processes for any use, including human therapeutic or diagnostic use, that are covered by the licensed patents. Technologies covered by the licensed patents include certain enriched CSC compositions, CSC markers, diagnostic methods, as well as certain therapeutic methods using certain anti-CSC antibodies. Additional details regarding certain patent rights exclusively licensed to us under the agreement are described in more detail below under “—Intellectual Property.” The University of Michigan reserved certain rights to the licensed patents for noncommercial research and education purposes.

We are required to pay to the University of Michigan an annual license maintenance fee and reimburse the University of Michigan for expenses associated with the prosecution and maintenance of the licensed patents, both of which are credited towards future royalty payments. We are also required to pay to the University of Michigan percentage royalties in the low single digits based on net sales by us or our sublicensees of products or processes covered by the licensed patents until expiry of the patents. With respect to one family of licensed patent applications that does not relate to any of our lead therapeutic programs, we are also required to pay a tiered, single-digit percentage of any sublicense revenues, including any upfront or milestone payments, received from any sublicensees under such family of patents. Once the University of Michigan has received $10.0 million in royalties, we may, at our option, convert the license to a fully paid-up license provided we transfer to the University of Michigan shares of our non-voting capital stock equal to 0.25% of the fully diluted number of shares outstanding at the time of our election. We are required to use commercially reasonable efforts to develop and commercialize products and processes within certain time periods.

If not terminated earlier, this agreement terminates upon the expiration of all patent rights licensed under this agreement. Either party may terminate the agreement for any material breach by the other party that the breaching party fails to cure. We may terminate the agreement at any time upon expiration of a defined notice period.

MorphoSys

In June 2006, we entered into a subscription and license agreement with MorphoSys. Under this agreement, we obtained access to certain phage display technologies, as well as a research license under certain patents covering such technologies, to identify antibodies that bind targets of interest to us as therapeutics. Under this agreement, we have obtained two exclusive, worldwide, commercial therapeutic licenses from MorphoSys to clinically develop and commercialize antibodies identified using the licensed technologies, including tarextumab and vantictumab. We also obtained from MorphoSys a worldwide, non-exclusive, royalty-free extended research license to use certain antibodies identified during the subscription term for research purposes after the subscription term. As of December 31, 2016, we have paid MorphoSys an aggregate of €3.8 million (approximately $5.4 million) under the subscription and license agreement, including technology access fees and subscription fees. We additionally paid $47,000 for support fees. Under our amended agreement with GSK, GSK reimburses us for 50% of the payments we make to MorphoSys for tarextumab under the MorphoSys agreement, and we have received a total of $992,000 from GSK in such reimbursements through December 31, 2016.

For the extended research license, which may be renewed by us on an annual basis through 2020, we must pay MorphoSys an annual license maintenance fee of €20,000. For the commercial therapeutic licenses, we must make milestone payments upon achievement of certain events and tiered, single-digit percentage royalties on net sales of licensed products on a country-by-country basis. We may owe MorphoSys up to €5.8 million in future milestone payments for each product developed using the licensed antibodies if all milestone events are achieved, primarily in Phase III clinical trials and later development. GSK would reimburse us for 50% of such payments for tarextumab. If we do not diligently pursue the development and commercialization of at least one product with respect to each commercial therapeutic license we have obtained from MorphoSys, then MorphoSys has the right to terminate that license if the failure to use diligence is not cured within a defined notice period.

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

As a normal course of business, we pursue both composition-of-matter patents and method-of-use patents for our product candidates. We also seek patent protection with respect to novel biological discoveries, including new targets and applications, as well as to biomarkers and novel antibody technologies. We are also pursuing patents covering our proprietary screening technologies.

As of December 31, 2016, our patent portfolio includes over 60 OncoMed-owned patent families, which collectively include hundreds of individual patents and pending patent applications. In addition to the patents and patent applications owned solely by us, our patent portfolio also includes patents and patent applications licensed from the University of Michigan. As of December 31, 2016, we had an exclusive, worldwide license from the University of Michigan to over 40 issued U.S. and foreign patents, as well as a few pending applications in the U.S. or Europe. A few of the patents in the portfolio licensed from the University of Michigan are jointly owned by us.

The patent portfolios for our nine most advanced therapeutic candidates as of December 31, 2016 are summarized below.

•

Demcizumab (Anti-DLL4, OMP-21M18). A core patent family in our demcizumab portfolio is owned solely by us and covers both the composition of matter and methods of use of demcizumab. This family includes three issued U.S. patents, a pending U.S. application, as well as corresponding patents and patent applications in certain foreign jurisdictions. The issued U.S. patents are expected to expire in 2027 or 2028.  Other patents that have issued or will issue in this core family are generally expected to expire in 2027.

Our portfolio also includes an issued U.S. patent exclusively licensed from the University of Michigan that broadly covers the use of anti-DLL4 antibodies for the treatment of cancer which expires in 2022. Also included in our demcizumab portfolio are additional U.S. and foreign patents and patent applications that relate to demcizumab, certain uses of demcizumab, and/or related biomarkers, which, to the extent they issue as patents, are generally expected to expire between 2021 and 2035.

•

Tarextumab (Anti-Notch2/3, OMP-59R5). A core patent family in our tarextumab portfolio is owned solely by us and covers compositions of matter of, methods of use of, and polynucleotides encoding tarextumab. This family includes several issued U.S. patents, a pending U.S. application, as well as corresponding patents and patent applications in certain foreign jurisdictions.  The issued U.S. patents are expected to expire in 2029 or 2030. Other patents and patents that have issued or will issue in this core family are generally expected to expire in 2029.

We are also sole owners of issued U.S. patents broadly covering tarextumab and methods of use of tarextumab, as well as a corresponding issued European patent and a corresponding patent application in Canada. The issued European patent has been nationally validated in certain European countries. The issued U.S. patents are expected to expire in 2027 or 2028. Other patents that have issued or will issue in this family, including the issued European patent, are generally expected to expire in 2027.

Our portfolio also includes additional pending patent applications relating to tarextumab, certain of its uses, and/or related biomarkers, which, to the extent they issue or are used to establish nonprovisional patent applications that issue, will generally be expected to expire between 2032 and 2037.

•

Vantictumab (OMP-18R5). A core patent family in our vantictumab portfolio is owned solely by us and covers the composition of matter of, methods of use of, and polynucleotides encoding vantictumab.  This family includes several issued U.S. patents, two pending U.S. patent applications, as well as corresponding patents and patent applications in certain foreign jurisdictions.  Patents that have issued or will issue in this core family are generally expected to expire in 2029.

Other U.S., PCT, and foreign patent applications in our portfolio relate to vantictumab, certain of its uses, and/or related biomarkers and, to the extent they issue, are expected to expire between 2024 and 2036.

•

Ipafricept (Fzd8-Fc, OMP-54F28). A core patent family in our ipafricept portfolio is solely owned by us and covers both the composition of matter and methods of use of ipafricept.  This family includes one issued U.S. patent and one allowed U.S. patent application, as well as corresponding patents and patent applications in certain foreign jurisdictions. Patents that have issued or will issue in this core family are generally expected to expire in 2031, although the issued U.S. patent is expected to expire in 2034.

We are also the sole owners of several broad issued U.S. patents relating to certain Fzd-Fc biologics and their uses, as well as several corresponding foreign patents and patent applications.  The U.S. patents that have issued are expected to expire in 2026 or 2027. Other patents that have issued or will issue in this family are generally expected to expire in 2026.

Additional U.S., PCT, and foreign pending patent applications in our portfolio that are solely owned by us relate to ipafricept, certain uses of ipafricept, and/or related biomarkers and, to the extent they issue, are expected to expire between 2032 and 2036.

•

Navicixizumab (Anti-DLL4/VEGF bispecific, OMP-305B83). A core patent family in OMP-305B83 portfolio is solely owned by us and covers both the composition of matter and methods of use of OMP-305B83.  This family includes two issued U.S. patents, a pending U.S. patent application, as well as corresponding foreign patents or patent applications in certain foreign jurisdictions. Patents that have issued or will issue in this core family are generally expected to expire in 2032.

Our portfolio also includes several other issued U.S. and foreign patents that relate to OMP-305B83 and/or certain methods of its use and expire between 2021 and 2031. Additional U.S., PCT, and foreign patent applications solely owned by us that relate to OMP-305B83, certain methods of its use, and/or related biomarkers are also pending and, to the extent they issue, are expected to expire between 2027 and 2036.

•

Anti-RSPO3 (OMP-131R10). A core patent family in our OMP-131R10 portfolio is solely owned by us and covers both the composition of matter and methods of use of OMP-131R10. This family includes one issued U.S. patent and one allowed U.S. patent application, as well as corresponding foreign patents or patent applications in certain foreign jurisdictions. Patents that have issued or will issue in this core family are generally expected to expire in 2033.

We are also sole owners of a patent family that includes issued U.S. patents broadly covering human or humanized monoclonal anti-RSPO3 antibodies that disrupt binding of RSPO to LGR or disrupt RSPO activation of LGR signaling and uses of such anti-RSPO3 antibodies in the treatment of cancer, pending U.S. patent applications, as well as several corresponding foreign patents and patent applications. These patents are generally expected to expire in 2028. A third party has filed an opposition against our granted European patent in this family.  For details, see "Risk Factors – Risks related to our Intellectual Property".

Also included in our OMP-131R10 portfolio are additional foreign, PCT, and U.S. patent applications that relate to OMP-131R10, certain uses of OMP-131R10, and/or related biomarkers, which, to the extent they issue as patents, or are used to establish nonprovisional patent applications that issue as patents, are generally expected to expire between 2032 and 2037.

•

Brontictuzumab (Anti-Notch1, OMP-52M51). A core patent family in our brontictuzumab portfolio is owned solely by us and covers both the composition of matter and methods of use of brontictuzumab.  This family includes several issued U.S. patents, a pending U.S. patent application, as well as corresponding patents and patent applications in certain foreign jurisdictions.  Patents that have issued or will issue in this core family are generally expected to expire in 2029.

Our portfolio also includes several additional issued U.S. and foreign patents relating to certain uses of brontictuzumab that expire in 2025, 2029, or 2031. Our portfolio further includes pending patent applications relating to brontictuzumab, certain of its uses and/or related biomarkers, which, to the extent they issue or are used to establish nonprovisional patent applications that issue, will generally be expected to expire between 2032 and 2037.

•	Anti-TIGIT (OMP-313M32). A core patent family in our OMP-313M32 portfolio is solely owned by us and covers both the composition of matter and methods of use of OMP-313M32. This family includes U.S., PCT, and certain foreign patent applications in non-PCT countries. To the extent that these patent applications issue as patents, they are generally expected to expire in 2036.

Also included in our OMP-313M32 portfolio is an additional provisional application that relates to certain uses of OMP-313M32, which, to the extent that this application is used to establish nonprovisional patent applications that issue as patents, are generally expected to expire in 2037.

•

GITRL-Fc (OMP-336B11).  Our OMP-336B11 portfolio includes a core patent family that is solely owned by us and covers both the composition of matter and methods of use of OMP-336B11, as well as certain other trimers of TNF family ligands. This family includes U.S., PCT, and Taiwan patent applications.  To the extent that these patent applications issue as patents, they are generally expected to expire in 2036.

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

Our commercial success, like the commercial success of other companies in our industry, will depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our product candidates or processes, obtain licenses or cease certain activities. We or our collaborators may not have rights under some patents that may cover the composition of matter, manufacture or use of product candidates that we seek to develop and commercialize, drug targets to which our product candidates bind, or technologies that we use in our research and development activities. As a result, our ability to develop and commercialize our product candidates may depend on our ability to obtain licenses or other rights under such patents. The third parties who own or control such patents may be unwilling to grant those licenses or other rights to us or our collaborators under terms that are commercially viable or at all. We may become involved in proceedings, such as opposition proceedings before the EPO or interference proceedings before the USPTO, challenging the validity or enforceability of such patents owned by third parties, but such proceedings may not be resolved in our favor. Third parties who own or control such patents could bring claims based on patent infringement against us or our collaborators and seek monetary damages and to enjoin further clinical testing, manufacturing and marketing of the affected product candidates or products. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. If a third party commences a patent infringement action against us, or our collaborators, it could consume significant financial and management resources, regardless of the merit of the claims or the outcome of the litigation. If we do not settle and are not successful in defending against any such patent infringement action, we could be required to pay substantial damages or we, or our collaborators, could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is claimed by the third party’s patent. For more information related to third party rights, see "Risk Factors – Risks related to our Intellectual Property".

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

It is possible that our competitors will develop and market drugs or other treatments that are less expensive and more effective than our product candidates, or that will render our product candidates obsolete. It is also possible that our competitors will commercialize competing drugs or treatments before we or our partners can launch any products developed from our product candidates. If approved for marketing by the FDA or other regulatory agencies worldwide, demcizumab or our other product candidates would compete against existing cancer treatments such as Avastin®, Erbitux®, Yervoy™, Keytruda®, Opdivo®, chemotherapies, and potentially against other novel drug candidates or treatments that are currently in development, such as atezolizumab. Additionally, there have been several additional monoclonal antibodies in development for cancer, such as an anti-DLL4 antibody from MedImmune (MEDI0639), which we believe was studied in Phase I development. Regeneron had also reported development of an anti-DLL4 program (REGN421, or SAR153192 or enoticumab) but announced discontinuation of the program in 2015. Abbvie’s ABT-165, an anti-DLL4/VEGF dual variable domain immunoglobulin, is reportedly being studied in Phase I clinical trials.

In the Notch pathway, several companies, including Merck, Lilly, Pfizer, Roche and others, have attempted to advance small molecule gamma-secretase inhibitors, or GSIs, in clinical development. The advancement of these agents appears to have been complicated with toxicities, particularly gastrointestinal toxicity. While our Notch pathway targeting agents have also shown signs of toxicity, we believe our approach of selectively modulating the Notch pathway, via highly-targeted antibodies, may offer improved therapeutic index over less-selective small molecule approaches such as GSIs. With respect to the Wnt pathway, we believe that there may be some early-stage small molecule programs being advanced by other companies. We believe Novartis has conducted a Phase Ib/II clinical trial of Wnt-974, formerly LGK974, a small-molecule Porcupine (PORCN) inhibitor that blocks Wnt signalling. That program may have been suspended in 2016.  Prism Pharmaceuticals has reportedly conducted a Phase II clinical trial of PRI-724, a modulator of Wnt signaling that inhibits the CREB binding protein and β-catenin interaction. We believe our antibodies and protein-based therapeutics targeting the Wnt pathway have the potential to be first-in-class therapies in this pathway and may offer beneficial selectivity profiles.

In the immuno-oncology field, there are several companies reportedly advancing programs modulating TIGIT and/or GITR in early stage research and development, including Merck and Bristol-Myers Squibb, or BMS.

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

All clinical research performed in the United States in support of a BLA must be authorized in advance by the FDA under the IND regulations and procedures described above. However, a sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA so long as the clinical trial is conducted in compliance with an international guideline for the ethical conduct of clinical research known as the Declaration of Helsinki and/or the laws and regulations of the country or countries in which the clinical trial is performed, whichever provides the greater protection to the participants in the clinical trial. We currently conduct trials in many countries and regions including the United States, Europe, UK, Australia, and New Zealand. We may include clinical trial centers in the United States, Canada, Australia, Europe, and other territories in any other clinical trials that we may initiate for our therapeutic candidates in the future, including later-stage clinical development programs for our therapeutic candidates that we develop independently, prior to submitting a BLA to the FDA, or comparable applications to the European Medicines Agency, or EMA, and other relevant regulatory agencies in global markets. We have designed our clinical trials to comply with FDA regulatory requirements for the use of foreign clinical data in support of a BLA, and we intend to utilize data from our current clinical trials in support of our future U.S. and worldwide development and potential commercialization.

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

Once a BLA has been accepted for filing, by law the FDA has 180 days to review the application and respond to the applicant. However, the review process is often significantly extended by FDA requests for additional information or clarification. Under the Prescription Drug User Fee Act, the FDA has a goal of responding to 90% of standard original BLA submissions within ten months of the filing date, but this timeframe is often extended. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of a BLA if the applicable statutory and regulatory criteria are not satisfied, or it may require additional clinical data or an additional Phase III clinical trial. Even if such data are submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret data. Once the FDA approves a BLA, or supplement thereto, the FDA may withdraw the approval if ongoing regulatory requirements are not met or if safety problems are identified after the biologic reaches the market. Where a withdrawal may not be appropriate, the FDA still may seize existing inventory of such biologic or require a recall of any biologic already on the market. In addition, the FDA may require testing, including Phase IV clinical trials and surveillance programs to monitor the effect of approved biologics which have been commercialized. The FDA has the authority to prevent or limit further marketing of a biologic based on the results of these post-marketing programs.

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

We believe that any of our products approved as a biological product under a BLA should qualify for a 12-year period of non-patent exclusivity currently permitted by the BPCIA. Specifically, the BPCIA established an abbreviated pathway for the approval of biosimilar biologics, including the possible designation of a biosimilar as “interchangeable,” based on their similarity to existing brand products. Under the BPCIA, an application for a biosimilar product cannot be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA, and the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. There is a risk that the U.S. Congress could amend the BPCIA to significantly shorten this 12-year exclusivity period or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. The BPCIA is complex and is still being interpreted and implemented by the FDA, and the FDA has approved only four biosimilars to date. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes that operate to limit the scope or length of exclusivity afforded by the BPCIA could have a material adverse effect on the future commercial prospects for our biological products. In addition, foreign regulatory authorities may also provide for exclusivity periods for approved biological products. For example, biological products in Europe may be eligible for a 10-year period of exclusivity.

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

On July 31, 2014, the FDA issued a final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance document, for novel therapeutic products that depend on the use of a diagnostic test and where the diagnostic device could be essential for the safe and effective use of the corresponding therapeutic product, the premarket application for the companion diagnostic device should be developed and approved or cleared contemporaneously with the therapeutic, although the FDA recognizes that there may be cases when contemporaneous development may not be possible. However, in cases where a drug cannot be used safely or effectively without the companion diagnostic, the FDA’s guidance indicates it will generally not approve the drug without the approval or clearance of the diagnostic device. The FDA also issued a draft guidance in July 2016 setting forth the principles for co-development of an in vitro companion diagnostic device with a therapeutic product. The draft guidance describes principles to guide the development and contemporaneous marketing authorization for the therapeutic product and its corresponding in vitro companion diagnostic.

Healthcare Reform

In March 2010, the U.S. Congress passed and President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively known as the Affordable Care Act. The Affordable Care Act substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, which have impacted existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. Additionally, the Affordable Care Act:

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

•	imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs;
•

creates the Independent Payment Advisory Board, which, once empaneled, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs; and

•	establishes a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

We expect that the new presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all or certain provisions of, the Affordable Care Act. Since taking office, President Trump has continued to support the repeal of all or portions of the Affordable Care Act.  In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate.  President Trump has also recently issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the Affordable Care Act to the maximum extent permitted by law.  There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2 percent per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act was enacted, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, payment methodologies, including payment for companion diagnostics, may be subject to changes in healthcare legislation and regulatory initiatives. For example, the CMS has begun bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting and, beginning in 2018, the CMS will pay for clinical laboratory services based on a weighted average of reported prices that private payors, Medicare Advantage plans, and Medicaid Managed Care plans pay for laboratory services. In addition, recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 21st Century Cures Act changed the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain products. These new laws and the regulations and policies implementing them, as well as other healthcare reform measures that may be adopted in the future, may have a material adverse effect on our industry generally and on our ability to successfully develop and commercialize our products.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposes new reporting requirements on certain drug manufacturers for payments and “transfers of value” made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit reports to the government by the 90th day of each calendar year. Certain states also mandate implementation of commercial compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of pricing and marketing information as well as gifts, compensation and other remuneration to physicians and other healthcare professionals and entities.

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

Employees

As of December 31, 2016, we had 122 employees, 45 of whom hold Ph.D.s, M.D.s, D.V.M.s, Pharm.D.s or multiple advanced degrees. Of our total workforce, 97 employees are engaged in research and development, and 25 employees are engaged in business development, finance, legal, human resources, facilities, information technology administration and general management. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We believe that our relations with our employees are good.

Research and Development

Our research and development costs were $109.7 million, $92.9 million, and $76.4 million for the years ended December 31, 2016, 2015, and 2014, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional detail regarding our research and development activities, which are funded in part through payments received from our collaborators GSK, Bayer and Celgene.

Customer Concentration and Geographic Information

All or a significant portion of our revenues for the years ended December 31, 2016, 2015, and 2014 were derived from GSK, Bayer, and Celgene. GSK and Bayer are located outside of the United States, in the United Kingdom and Germany, respectively. See Notes 2 and 10 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

All of our revenues for the years ended December 31, 2016, 2015, and 2014 were earned in the United States. All of our long-lived assets are located in the United States.

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

We are a clinical-stage biopharmaceutical company. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We do not currently have any therapeutic candidates in pivotal clinical trials or approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2004. Our net losses for the years ended December 31, 2016,

2015, and 2014 were $103.1 million, $85.4 million and $50.0 million, respectively. As of December 31, 2016, we had an accumulated deficit of $412.9 million.

We expect to continue to incur significant losses for the foreseeable future. We expect these losses and our cash utilization to increase in the near term as we continue to conduct clinical trials for demcizumab (anti-DLL4, OMP-21M18), tarextumab (anti-Notch2/3, OMP-59R5), vantictumab (anti-Fzd, OMP-18R5,), ipafricept (Fzd8-Fc, OMP-54F28,), brontictuzumab (anti-Notch1, OMP-52M51), navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83) and anti-RSPO3 (OMP-131R10), initiate clinical trials for anti-TIGIT (OMP-313M32), file Investigational New Drug, or IND, applications for additional therapeutic candidates such as GITRL-Fc (OMP-336B11) and conduct research and development of our other therapeutic candidates. We are collaborating with GlaxoSmithKline LLC (formerly SmithKline Beecham Corporation), or GSK, to develop tarextumab, which targets the Notch signaling pathway. We are collaborating with Bayer Pharma AG (formerly Bayer Schering Pharma AG), or Bayer, to develop biologic and small molecule therapeutic candidates targeting the Wnt signaling pathway, including vantictumab and ipafricept. We are also collaborating with Celgene Corporation, or Celgene, to discover, develop and commercialize certain anti-cancer stem cell, or anti-CSC, or immuno-oncology biologic therapeutic candidates, including demcizumab, navicixizumab, anti-RSPO3 and anti-TIGIT, and, if Celgene exercises its option to do so, to discover and develop small molecule therapeutics targeting an undisclosed pathway. Under these agreements, GSK, Bayer, and Celgene have certain options to obtain exclusive licenses for the development and commercialization of the therapeutic candidates being developed in the collaboration. If either GSK or Bayer exercises its option to obtain a license to develop and commercialize such therapeutic candidates, GSK or Bayer, as applicable, will assume responsibility for funding obligations with respect to further clinical development and commercialization of such therapeutic candidates. If Celgene exercises its option to obtain a license to develop and commercialize biologic therapeutic candidates for a program under its agreement with us, then, on a program by program basis, unless we elect not to co-develop and co-commercialize the therapeutic candidates for the applicable program in the United States, or if such program is the one program targeting either the RSPO-LGR pathway or the undisclosed pathway to which we have no co-development and co-commercialization rights, which is expected to be our anti-TIGIT program, we will be responsible for a one-third share of the global development costs of therapeutic candidates for such program, with Celgene bearing the remaining two-thirds of such costs, and we will be entitled to participate in the commercialization activities for therapeutic candidates for such program in the United States, and to share 50% of all profits and losses arising from U.S sales of such therapeutic candidates. If we elect not to co-develop and co-commercialize the therapeutic candidates for a program, or the program is the one program to which we do not have co-development and co-commercialization rights, which is expected to be our anti-TIGIT program, then Celgene will generally assume responsibility for funding obligations with respect to clinical development and commercialization of the therapeutic candidate for such program after option exercise, with the exception of certain costs for certain continuing clinical trials for which we were responsible prior to option exercise. Also, if Celgene exercises its option to obtain a license to discover, develop and commercialize small molecule therapeutic candidates, we will collaborate with Celgene on the discovery of and research on small molecule therapeutics, but Celgene will be solely responsible for development and commercialization of such therapeutics. However, if GSK, Bayer, or Celgene do not exercise their options, or if our collaborations with our strategic partners terminate, we will be responsible for funding further development of the relevant therapeutic candidates unless we enter into another collaboration for such therapeutic candidates. For example, on October 31, 2016, GSK provided written notice to us that it was terminating its option to obtain an exclusive license to develop and commercialize brontictuzumab, effective January 29, 2017. Unless we enter into another collaboration for brontictuzumab, we are responsible for funding further development of brontictuzumab, including the ongoing Phase Ib clinical trial of brontictuzumab combined with trifluridine and tipiracil tablets (Lonsurf®) in third-line metastatic colorectal cancer.

All of our therapeutic candidates are in development, and none has been approved for sale. To date, we have derived all of our revenues from upfront payments, milestone payments and other payments we received under our collaborations with GSK, Bayer and Celgene, and have also supported our research and development efforts by utilizing certain government grants for research and development. We do not anticipate that we will generate revenue from the sale of our therapeutic candidates for the foreseeable future. If any of our therapeutic candidates receive regulatory approval, we may incur significant costs to commercialize our therapeutic candidates. Even after obtaining such regulatory approval, our products may never gain sufficient market acceptance and adequate market share. If our therapeutic candidates fail to demonstrate safety and efficacy in clinical trials, do not gain regulatory approval, or do not achieve market acceptance following regulatory approval and commercialization, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or whether we will become profitable.

We are heavily dependent on the success of our most advanced therapeutic candidates which are in various stages of clinical development. All of our therapeutic candidates are still in preclinical or clinical development. If we, or our collaborators, are unable to commercialize our therapeutic candidates or if we, or our collaborators, experience significant delays in obtaining regulatory approval for, or commercializing, any or all of our therapeutic candidates, our business will be materially and adversely affected.

We have invested a significant portion of our efforts and financial resources in the development of our most advanced therapeutic candidates that are in clinical development, including demcizumab (anti-DLL4, OMP-21M18), tarextumab (anti-Notch2/3, OMP-59R5), brontictuzumab (anti-Notch1, OMP-52M51), vantictumab (OMP-18R5, anti-Fzd), ipafricept (OMP-54F28, Fzd8-Fc), navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), anti-RSPO3 (OMP-131R10), and anti-TIGIT (OMP-313M32) for the treatment of various types of cancer.

All of our therapeutic candidates are still in preclinical and clinical development. Our ability to generate product revenues will depend heavily on our ability, and/or the ability of our collaborators, to successfully develop and commercialize these therapeutic candidates. We do not expect that such commercialization of any of our therapeutic candidates will occur for at least the next several years, if ever. Our ability, and/or the ability of our collaborators, to commercialize our therapeutic candidates effectively will depend on several factors, including the following:

•	successful completion of preclinical studies and clinical trials, including the ability to demonstrate safety and efficacy of our therapeutic candidates;
•	receipt of marketing approvals from the U.S. Food and Drug Administration, or FDA, and similar regulatory authorities outside the United States;
•	establishing commercial manufacturing capabilities, for example, by making arrangements with third-party manufacturers;
•	successfully launching commercial sales of the product, whether alone or in collaboration with others;
•	acceptance of the product by patients, the medical community and third-party payors;
•	establishing market share while competing with other therapies;
•	a continued acceptable safety and adverse event profile of our products following regulatory approval; and
•	qualifying for, identifying, registering, maintaining, enforcing and defending intellectual property rights and claims covering our therapeutic candidates.

If we, or our collaborators, do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to commercialize our therapeutic candidates, which would materially and adversely affect our business, financial condition and results of operations.

We depend on the successful development of our programs and therapeutic candidates. The development of new drugs and biologics is a highly risky undertaking, which involves a lengthy process, and the results of preclinical and early clinical trials are not necessarily predictive of future results. Our product discovery and development activities, or those of our collaborators, therefore may not be successful on the time schedule we have planned, or at all.

Our programs and therapeutic candidates are in the early stages of drug discovery or clinical trials and are subject to the risks of failure inherent in drug development. As of the date of this Annual Report on Form 10-K, seven of our current therapeutic candidates, demcizumab (anti-DLL4, OMP-21M18), tarextumab (anti-Notch2/3, OMP-59R5), brontictuzumab (anti-Notch1, OMP-52M51), vantictumab (anti-Fzd, OMP-18R5), ipafricept (Fzd8-Fc, OMP-54F28), navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83) and anti-RSPO3 (OMP-131R10), have been tested in cancer patients, and a Phase I clinical trial of an eighth therapeutic candidate, anti-TIGIT (OMP-313M32), is expected to begin enrolling patients during the first half of 2017. We and/or our collaborators will need to conduct significant additional preclinical studies and/or clinical trials before we can demonstrate that any of our therapeutic candidates is safe and effective to the satisfaction of the FDA and other regulatory authorities. Preclinical studies and clinical trials are expensive and uncertain processes that may take years to complete. For example, we incurred significant expenses related to the clinical development of demcizumab, one of our most advanced therapeutic candidates. Demcizumab advanced into Phase II clinical trials in early 2015 despite having entered Phase Ia in 2008. The delay of entry into Phase II trials is attributable to the occurrence of cardiopulmonary events in the Phase I trials, including hypertension, which required the administration of one or more anti-hypertensive medications. Further, in certain patients in the Phase Ia and Phase Ib trials for demcizumab, pulmonary hypertension and/or heart failure were seen, particularly in patients who were treated with demcizumab for prolonged periods of time (more than 100 days). These events were considered treatment-related, resulted in demcizumab being placed on partial clinical hold, meaning that patients on study could continue to receive treatment, but new patients could not be started on study, in our Phase Ia trial in the United States. We believe that the cardiopulmonary toxicity of demcizumab is reversible upon cessation of dosing, and we implemented a risk mitigation plan involving intermittent and truncated dosing of demcizumab, cardiac monitoring, and early intervention with cardioprotective medication, if indicated, in our Phase Ib trials to enhance the therapeutic index of demcizumab by maximizing efficacy and managing tolerability. Following our submission of a data package to the FDA including data from the Phase Ib trials, the FDA notified us that demcizumab was no longer on partial clinical hold in the United States and enrollment was completed in the Phase Ib trials in pancreatic cancer and non-small cell lung cancer. In early 2015, we initiated and began enrolling patients in a Phase II trial of demcizumab in combination with carboplatin and pemetrexed in non-small cell lung cancer and a Phase II trial of demcizumab in combination with gemcitabine plus Abraxane® in pancreatic cancer.

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational biologic. A number of companies in the biotechnology industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase II and Phase III clinical trials, despite promising results in earlier clinical trials. We cannot, for instance, guarantee whether the results of either our Phase II clinical trial of demcizumab in combination with Abraxane® plus gemcitabine for the treatment of pancreatic cancer, or YOSEMITE, or our Phase II clinical trial of tarextumab in combination with cisplatin/carboplatin and etoposide for the treatment of small-cell lung cancer, or PINNACLE, will be favorable.  Top-line, Phase II data from both YOSEMITE and PINNACLE are expected in the first half of 2017.  We do not know whether any Phase II, Phase III or other clinical trials we may conduct, or our collaborators may conduct, will demonstrate adequate efficacy and safety to result in regulatory approval to market any of our therapeutic candidates. If later stage clinical trials do not produce favorable results, our ability, or the ability of our collaborators, to achieve regulatory approval for any of our therapeutic candidates may be adversely impacted.

In addition, even if initial or interim data from a clinical trial appear encouraging, subsequent analyses of the mature data from the same trial at a later time point may or may not be favorable.  For example, even if interim median overall survival data from a clinical trial appear positive or encouraging, the final median overall survival data obtained from the trial at a later date may be less favorable.

Delays in the commencement or completion of clinical testing could significantly affect our product development costs or the product development costs of our collaborators. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

•	manufacturing, including manufacturing sufficient quantities of a therapeutic candidate or other materials for use in clinical trials;

•	obtaining IRB approval or the approval of other reviewing entities to conduct a clinical trial at a prospective site;
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

Clinical trials may also be delayed, suspended or terminated as a result of ambiguous or negative interim results, or results that are inconsistent with earlier results. For example, in January 2016, feedback received from a pre-planned interim analysis by the data safety monitoring board, or DSMB, of the ALPINE Phase II clinical trial of tarextumab in combination with chemotherapy in pancreatic cancer indicated there was a statistically significant worsening of response rate and progression-free survival in the treatment arm in the overall intent-to-treat population, as well as a negative trend in Notch biomarker subgroups.  The feedback from the DSMB also indicated that there was a strong trend to lack of benefit in the treatment arm for overall survival, or OS, regardless of Notch biomarker levels, suggesting a low probability of achieving a statistically significant OS benefit based on analyses reviewed by the DSMB.  Following receipt of that feedback, we promptly discontinued patient dosing in the ALPINE trial and proceeded to unblind the study.  Subsequently, based on our own initial analysis of unblinded interim Phase II data, we confirmed key findings by the DSMB regarding futility of the ALPINE trial.  Post-hoc, exploratory analyses conducted by OncoMed revealed subgroups of pancreatic cancer patients with decreased survival and a subgroup of pancreatic cancer patients which appears to exhibit improved survival with tarextumab in combination with chemotherapy. We cannot assure you that any of our clinical trials, including our tarextumab clinical trial in small cell lung cancer or our other clinical trials with therapeutic candidates directed to the Notch pathway, will succeed or that any of our therapeutic candidates, including tarextumab, brontictuzumab, or demcizumab, will reach the point where they are able to be successfully commercialized.

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

Product development costs to us and our collaborators will increase if we or our collaborators have delays in testing or approval of our therapeutic candidates or if we or they need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur in any jurisdiction and we or our collaborators may need to amend clinical trial protocols to address these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we or our collaborators experience delays in completion of, or if we, the FDA or other regulatory authorities, the IRB or other reviewing entities, or any of our clinical trial sites suspend or terminate any of our clinical trials, the commercial prospects for our therapeutic candidates may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a therapeutic candidate. Also, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of our therapeutic candidates could be significantly reduced.

If a clinical trial of a therapeutic candidate that is part of one of our collaborations is delayed, suspended, or terminated for any reason, any potential future opt-in, milestone, and contingent consideration payments to OncoMed under that collaboration may be delayed or may not occur at all. Also, a delay, suspension, or termination of a clinical trial for a therapeutic candidate prior to option exercise, or the factors that led to such delay, suspension or termination, may negatively impact the decision by our collaborator as to whether or not to exercise its option to license the therapeutic candidate.

If we or our collaborators are required to suspend or discontinue clinical trials due to side effects or other safety risks, or if we or they are required to conduct studies on the long-term effects associated with the use of our therapeutic candidates, our ability to commercialize our therapeutic candidates could be adversely affected or delayed.

Our clinical trials, and any clinical trials with our therapeutic candidates that may be run by our collaborators, may be suspended, delayed, or terminated at any time for a number of safety-related reasons. For example, we may voluntarily suspend, delay, or terminate our clinical trials if at any time we believe that our therapeutic candidates present an unacceptable safety risk to the clinical trial patients, and our collaborators may voluntarily suspend, delay, or terminate clinical trials they may run with our therapeutic candidates, if at any time they believe that our therapeutic candidates present an unacceptable safety risk to the clinical trial patients. In addition, IRBs or regulatory agencies may order the temporary discontinuation or termination of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, including if they present an unacceptable safety risk to patients. Administering any therapeutic candidate to humans may produce undesirable side effects. The existence of undesirable side effects resulting from our therapeutic candidates could cause us, or our collaborators, or regulatory authorities, such as the FDA, to interrupt, delay or halt clinical trials of our therapeutic candidates and could result in the FDA or other regulatory agencies denying further development or approval of our therapeutic candidates for any or all targeted indications. This, in turn, could affect whether GSK, Bayer and/or Celgene exercise their development options under our strategic collaborations and could prevent us from commercializing our therapeutic candidates. Further, our programs modulate novel classes of targets and/or modulate targets in novel ways. As a result, we may experience unforeseen adverse side effects with our existing and future therapeutic candidates, including demcizumab (anti-DLL4, OMP-21M18), tarextumab (anti-Notch2/3, OMP-59R5), vantictumab (anti-Fzd, OMP-18R5), ipafricept (Fzd8-Fc, OMP-54F28), brontictuzumab (anti-Notch1, OMP-52M51), navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), anti-RSPO3 (OMP-131R10), anti-TIGIT (OMP-313M32), and GITRL-Fc (336B11).

The pharmacokinetic, pharmacodynamic, and safety profile of preclinical studies may not be indicative of results in any clinical trial. As of the date of this Annual Report on Form 10-K, seven of our current therapeutic candidates have been tested in cancer patients. We have observed adverse events in clinical trials for all seven of our most advanced therapeutic candidates in the clinic.  We currently believe these adverse events are manageable. Nevertheless, such adverse events may cause challenges in development, approval and/or commercialization.

For example, following the occurrence of certain bone-related adverse events, we voluntarily halted enrollment and dosing in our ongoing Phase I clinical trials of our vantictumab and ipafricept programs until revised protocols and risk mitigation plans could be submitted to and concurred with by the FDA and the study sites’ IRBs. In view of our voluntary halting of these programs, the FDA subsequently placed these programs on partial clinical hold. After review of our revised protocols and risk mitigation plans, the FDA removed its partial clinical holds on our vantictumab and ipafricept programs. Failure can occur at any stage of the drug development process, and we cannot assure you that vantictumab, ipafricept or any of our therapeutic candidates will reach the point where they are able to be successfully commercialized.

The toxicity profile of demcizumab has been shown to include cardiopulmonary events, including hypertension that was generally manageable. In certain patients treated with demcizumab, reversible pulmonary hypertension and/or heart failure have been observed, resulting in the implementation of a risk mitigation strategy including limiting the intermittent and truncated dosing of demcizumab, cardiac monitoring, and early intervention with cardioprotective medication, if indicated. The most common treatment-related adverse events experienced by patients treated in our Phase Ib trials for demcizumab include fatigue, vomiting, hypertension and nausea. The most common treatment-related adverse events experienced by patients treated with tarextumab (OMP-59R5, anti-Notch2/3) in the Phase Ib portions of the tarextumab Phase Ib/II clinical trials include diarrhea, fatigue, decreased appetite, anemia, nausea, hypokalemia, and vomiting. The most common treatment-related adverse events experienced by patients treated with brontictuzumab (anti-Notch1, OMP-52M51) in the Phase Ia clinical trial include diarrhea, nausea, fatigue and vomiting. The toxicity profile of vantictumab has been shown to include certain bone effects, including mild to moderate grade bone adverse events, resulting in the implementation of a bone risk mitigation plan involving monitoring, prophylactic supplements and administration of zoledronic acid, if indicated, in our vantictumab trials. The most common treatment-related adverse events experienced by patients treated with vantictumab include fatigue, nausea, diarrhea, constipation, and dysguesia (altered taste sensation). The most common treatment-related adverse events experienced by patients treated with ipafricept include decreased appetite, fatigue, nausea, vomiting and dysgeusia. The toxicity profile of ipafricept has also been shown to include certain bone effects, including mild to moderate grade bone adverse events, and a bone risk mitigation plan that involves monitoring, prophylactic supplements and administration of zoledronic acid, if indicated, has been implemented in our ipafricept trials. In addition, treatment-related adverse events have also been experienced by patients treated with navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), including hypertension, headache, fatigue, and pulmonary hypertension, and by patients treated with anti-RSPO3 (OMP-131R10), including fatigue and nausea.

Further treatment of patients in the ongoing trials or subsequent trials of any of our therapeutic candidates could reveal significant harmful side effects. We have not conducted complete studies on the long-term effects associated with the use of all of our therapeutic candidates. Studies of these long-term effects may be required for regulatory approval and such requirement would delay our introduction of our therapeutic candidates, including those under our collaborations with GSK, Bayer, and/or Celgene into the market. These studies could also be required at any time after regulatory approval of any of our therapeutic candidates. Absence of long-term data may also limit the approved uses of our products, if any, to short-term use. Some or all of our therapeutic candidates may prove to be unsafe for human use, which would materially harm our business.

The successful development and commercialization of our independent programs and any therapeutic candidate over which GSK, Bayer, or Celgene declines to exercise an option, for which we do not obtain anticipated research or development milestone payments prior to a decision by GSK, Bayer, or Celgene to exercise such option, or which we choose to co-develop and co-commercialize with Celgene after option exercise, will depend in large part on our ability either to raise capital to advance development of those programs or to secure collaborations with strategic partners that have the capital and expertise to bring products to market. We may be unable to secure such funds and/or secure such future collaborations.

If GSK, Bayer, or Celgene declines to exercise its options with respect to one or more therapeutic candidates covered by its collaboration agreement, terminates one or more programs under its collaboration agreement with us or terminates the entire agreement, we will need to secure funding to advance development of those programs on our own and/or secure relationships with collaborators that have the necessary capital and expertise. For example, GSK terminated its option to obtain an exclusive license to develop and commercialize brontictuzumab (OMP-52M51, anti-Notch1), effective January 29, 2017. Unless and until we enter into another collaboration for brontictuzumab, which we may never do, we are responsible for funding further development of brontictuzumab. In addition, if we are unable to achieve or are delayed in achieving anticipated research or development milestones, and unable to obtain or are delayed in obtaining the applicable milestone payments, for any therapeutic candidate under our collaboration agreements with GSK, Bayer, and Celgene, we are likely to need additional funding to advance such therapeutic candidate prior to our achievement of such research or development milestones or our partners’ decisions regarding option exercise with respect to such therapeutic candidate if development of that program is not discontinued. Under our collaboration agreements, we are not eligible to receive any further research or development milestone payments for any of our therapeutic candidates currently in clinical trials prior to our partners’ decisions regarding option exercise with respect to such therapeutic candidates. In addition, if Celgene exercises its option to any of the programs to which we have co-development and co-commercialization rights, and we retain our option to co-develop and co-commercialize that program, then, despite having certain mechanisms in place in our collaboration agreement with Celgene to control expenses, we may need to secure additional funding to support our obligations to pay one-third of global development costs for such program. If we are unable to secure such additional funding or are otherwise unable or unwilling to support our obligations for a program to which we have co-development and co-commercialization rights, we may need to opt out of our co-development and co-commercialization rights for the program and instead enter into an exclusive license agreement with Celgene regarding the program. We may also choose to advance our therapeutic candidates and programs that are not part of the GSK, Bayer, or Celgene collaborations independently without partnering such therapeutic candidates and programs, which will require substantial funds. We are currently independently advancing brontictuzumab in Phase Ib clinical trials and GITRL-Fc (OMP-336B11) towards the clinic.  Both of these independent programs are currently being funded entirely by us. If any of our independent therapeutic candidates receive regulatory approval and are commercialized, substantial expenditures will also be required. As of December 31, 2016, we had $184.6 million in cash and short-term investments. We believe that our available cash and short-term investments will be sufficient to fund our anticipated level of operations through the third quarter of 2018, even without taking into account potential future milestone payments to us. Our future financing requirements will depend on many factors, some of which are beyond our control, including:

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

•	our ability to enter into additional collaboration, licensing, government or other arrangements and the terms and timing of such arrangements;
•	the potential need to acquire, by acquisition or in-licensing, other products or technologies; and
•	the emergence of competing technologies, changes in standard-of-care treatment, or other adverse market developments.

Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies. We currently have no understandings, commitments or agreements relating to any of these types of transactions.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, a credit facility, government grants and contracts and/or strategic collaborations. Additional financing may not be available to us when we need it or it may not be available to us on favorable terms, if at all. Additionally, to the extent that we seek a new strategic partner to develop any of our programs, we may not be able to secure a collaboration on favorable terms, if at all. A collaboration may not provide sufficient funding or value to bring a product to market, and further funding and/or collaborations may be required. The terms of any such collaboration may also significantly limit our share of potential future profits from the associated program, may require us to relinquish potentially valuable rights to our current therapeutic candidates, potential products or proprietary technologies, or may grant licenses on terms that are not favorable to us. If we are unable to obtain adequate financing or form favorable collaborations, when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or our commercialization efforts.

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

Since our founding, we have invested a significant portion of our time and financial resources in the development of multiple therapeutic candidates that are now included in our Bayer, GSK, and Celgene collaborations. Our GSK collaboration includes tarextumab (OMP-59R5, anti-Notch2/3). The programs included in our Bayer collaboration include vantictumab (anti-Fzd, OMP-18R5) and ipafricept (Fzd8-Fc, OMP-54F28), plus additional biologic and small molecule programs. The programs included in our Celgene collaboration include demcizumab (anti-DLL4, OMP-21M18), navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), anti-RSPO3 (OMP-131R10) and anti-TIGIT (OMP-313M32), plus additional biologic and small molecule programs. It may not be possible to advance these programs further in development if GSK, Bayer, and Celgene choose not to exercise their options with respect to these programs. Also, our ability to advance new programs under the Celgene collaboration is highly dependent on us achieving certain development milestones in those programs and triggering related milestone fee payments to us.

Under our collaboration with GSK, during certain time periods through completion of proof-of-concept trials, GSK is entitled to exercise an option to obtain an exclusive license for further development and commercialization of tarextumab on a worldwide basis. GSK may decide not to exercise its option for tarextumab. Although brontictuzumab (OMP-52M51, anti-Notch1) had previously been a part of the GSK collaboration, GSK notified us in October 2016 of its decision to terminate its option for further development and commercialization of brontictuzumab, effective January 29, 2017.

Under the agreement with GSK, we are eligible to receive from GSK, with respect to tarextumab, aggregate payments of up to $344.5 million, including an opt-in payment of $25.0 million and development, regulatory and commercialization milestones, in addition to percentage royalties in the low double digits to high teens on net product sales. We have received $25.0 million in milestone payments for tarextumab to date. However, there is no guarantee that tarextumab will continue to advance in development or that we will receive the opt-in payment or any other payments related to tarextumab on our anticipated timelines or at all. Even if we successfully advance tarextumab through Phase II proof-of-concept trials, GSK is under no obligation to exercise its option to progress tarextumab development, and even if tarextumab is progressed, there is no guarantee that tarextumab will achieve the relevant regulatory filing or approval milestones. Further, in the event that GSK is required to obtain Hart-Scott-Rodino, or HSR, clearance after exercising options to tarextumab, and such clearance is not obtained, GSK will not participate in further development of tarextumab and the product rights would revert to us. We would then have worldwide rights to tarextumab and be responsible for funding the development of the asset.

GSK may terminate the entire collaboration agreement or the tarextumab program for any or no reason upon written notice to us after expiration of a defined notice period. The agreement or any program under the agreement may also be terminated by either party for material breach by the other party that remains uncured after a specified notice period. The agreement may also be terminated by either party for insolvency of the other party, or by us if GSK challenges the licensed patents. Depending on the timing of any such termination we may not be entitled to receive the opt-in payment for tarextumab, or the potential milestone payments for tarextumab, as these payments terminate with termination of the agreement.

There are similar provisions in our collaboration agreement with Bayer. In this collaboration, Bayer has the option to obtain an exclusive license to Wnt pathway biologic therapeutic candidates within defined classes at any point through the earlier of completion of certain Phase I trials or a set date in June 2017. Bayer may decide not to exercise its options.

As our therapeutic candidates targeting the Wnt pathway advance, we would be entitled to receive, per therapeutic candidate, (1) an aggregate of up to $387.5 million in payments for vantictumab (including payments received as of December 31, 2016), including a $25.0 million opt-in payment and development, regulatory, and commercial milestones, plus royalties on net product sales, (2) an aggregate of up to $367.5 million in payments for ipafricept (including payments received as of December 31, 2016), including a $15.0 million opt-in payment and development, regulatory, and commercial milestones, plus royalties on net product sales, and (3) for each small molecule therapeutic candidate, up to $112.0 million in the aggregate for development, regulatory, and commercial milestones and advancement fees, plus single-digit percentage royalties on net product sales. Percentage royalties for vantictumab are in the low double digits to high teens. For ipafricept, percentage royalties are in the mid-single digits to low double digits. We have received $50.0 million in milestone payments related to vantictumab or ipafricept to date. However, there is no guarantee that any of the Wnt pathway programs will continue to advance or that we will receive opt-in payments for vantictumab and ipafricept or any other payments related to vantictumab, ipafricept or any other Wnt pathway therapeutic candidates on our anticipated timelines or at all. Bayer is under no obligation to exercise its option to obtain an exclusive license to develop and commercialize any such therapeutic candidate, and under certain circumstances Bayer’s obligation to further develop and commercialize a therapeutic candidate for which it exercises its option may be limited. Moreover, there is no guarantee that any such therapeutic candidate will achieve the relevant further development, regulatory filing or approval, or commercial milestones. Furthermore, in the event that Bayer is required to obtain HSR clearance with respect to such options, and such clearance is unable to be obtained, Bayer will not participate in further development of the relevant therapeutic candidates.

Bayer may terminate, for any or no reason, the collaboration agreement in its entirety, or may terminate with respect to a therapeutic class or specified therapeutic candidate, in each case upon prior written notice to us. The agreement may also be terminated in its entirety, or with respect to a therapeutic class, by either party for material breach by the other party that is not cured within a specified cure period. Either party may terminate the agreement for insolvency by the other party, and we may terminate the agreement if Bayer challenges the licensed patents. Depending on the timing of any such termination we may not be entitled to receive the opt-in payments, or potential milestone payments, as these payments terminate with termination of the agreement.

Under our agreement with Celgene, Celgene has options to obtain an exclusive license to develop further and commercialize biologic therapeutics in specified programs, which may be exercised during specified time periods through completion of certain clinical trials, provided that such completion occurs within a specified time period. Celgene’s options may be exercised on a program-by-program basis for up to six biologic programs, including the demcizumab program, the navicixizumab program, the anti-RSPO3 program, the anti-TIGIT program, and up to two additional programs targeting the RSPO-LGR signaling pathway and/or targets in the undisclosed pathway. Celgene also has a seventh option, which, if exercised at any time until the fourth anniversary of the date of the Agreement, would permit Celgene to discover, develop and commercialize small molecule therapeutics directed to targets in an undisclosed pathway under the collaboration. Celgene may decide not to exercise any or all of its options.

In addition to the upfront payment of $177.2 million, including a $22.2 million equity investment, we are eligible to receive opt-in payments upon Celgene’s exercise of the option for each biologic therapeutic program (for up to six biologic therapeutic programs). The collaboration also includes milestone payments for achievement of specified development, regulatory and commercial milestones, paid on a per-product and per-program basis. The opt-in payments and payments for achievement of development, regulatory and commercial milestones may total up to (1) $791.0 million for products in the demcizumab program (including payments received as of December 31, 2016), including a $70.0 million opt-in payment, (2) $505.0 million for products in the navicixizumab program, including a $25.0 million opt-in payment, (3) approximately $442.8 million for products in the anti-RSPO3 program (including payments received as of December 31, 2016), including an approximately $37.8 million opt-in payment, (4) $440.0 million for products in the anti-TIGIT program (including payments received as of December 31, 2016), including a $35.0 million opt-in payment, and (5) $440.0 million for each of up to two additional biologic programs achieving regulatory approval that are directed to targets in either the RSPO-LGR signaling pathway or the undisclosed pathway for which Celgene exercises its option. We have received $75.0 million in milestone payments related to programs in the Celgene collaboration to date. However, Celgene is under no obligation to exercise its option with respect to any of the biologic candidates. If Celgene does not exercise its option on a program, we will not receive any opt-in payment for that program. Further, there is no guarantee that any programs under our collaboration with Celgene will successfully advance to achieve the relevant further development, regulatory and commercial milestones and that we will receive the associated milestone payments on our anticipated timelines or at all.

For programs in which we are co-developing and co-commercializing biologic therapeutic products in the United States, we are also entitled to share 50% of all product profits and losses in the United States. For such programs outside the United States, we are eligible to receive tiered royalties equal to a percentage of net product sales outside of the United States for each biologic program as follows: tiered royalties in the double-digits for demcizumab, royalties in the mid-single digits to the mid-teens for navicixizumab, royalties in the mid-single digits to the mid-teens for anti-RSPO3, and royalties in the mid-single digits to the mid-teens for up to two other biologics programs. If we elect not to co-develop or co-commercialize biologic therapeutic products or do not have the right to do so for a given program, which is expected to include the anti-TIGIT program, Celgene is required to pay us tiered royalties equal to a percentage of net product sales worldwide (tiered royalties in the double-digits for demcizumab and royalties in the high-single digits to the high-teens for other biologics programs), with such royalties being increased where we had the right to co-develop and co-commercialize such biologic therapeutic products under such program but elected not to do so. We are responsible for funding all research and development activities for biologic therapeutics under the collaboration prior to Celgene’s exercise of the option for such program. We are also entitled to receive payments from Celgene upon exercise of its option for the small molecule program, as well as certain development and regulatory milestone payments through regulatory approval totaling over $100.0 million. We will receive royalties equal to a percentage of worldwide net sales of small molecule products in the low- to mid-single digits.

The agreement with Celgene will terminate upon the expiration of all of Celgene’s payment obligations under all license or co-development and co-commercialization agreements entered into with respect to programs following Celgene’s exercise of an option for a given program, or if Celgene fails to exercise its options within the relevant option periods. The agreement may be terminated by either party for the insolvency of, or an uncured material breach of the agreement by, the other party. In addition, Celgene may terminate the agreement in its entirety or with respect to one or more programs subject to the collaboration, for any reason, with prior written notice to us. We may also terminate the agreement with respect to one or more programs in the event that Celgene challenges the licensed patents with respect to such program. Depending on the timing of any such termination we may not be entitled to receive the opt-in payments, or potential milestone payments, as these payments terminate with termination of the agreement.

If (1) GSK does not exercise its options with respect to tarextumab, or terminates its rights and obligations with respect to tarextumab or the entire agreement, (2) Bayer does not exercise its options with respect to vantictumab, ipafricept or other development candidates under its agreement with us, or terminates its rights and obligations with respect to a program or the entire agreement, or (3) Celgene does not exercise its options with respect to demcizumab, anti-RSPO3, navicixizumab, anti-TIGIT, or other development candidates under its agreement with us, or terminates its rights and obligations with respect to a program or the entire agreement, then depending on the timing of such event:

•

in the case of GSK, under certain circumstances, we may owe GSK single-digit percentage royalties with respect to tarextumab if we should elect to continue to develop and commercialize the therapeutic candidate, dependent upon the stage of development at which such product commercialization rights reverted back to us, subject to a cap, or additional payments if we license such therapeutic candidates to third parties under specific circumstances;

•

in the case of Bayer, under certain circumstances, we may owe Bayer single-digit percentage royalties on Wnt therapeutic candidates that we elect to continue to commercialize and are successfully commercialized, subject to a cap;

•

in the case of Celgene, under certain circumstances, we may owe Celgene single-digit percentage royalties on therapeutic candidates covered by our agreement with Celgene that we elect to continue to commercialize and are successfully commercialized, subject to a cap;

•	the development of our therapeutic candidates subject to the GSK agreement, Bayer agreement, or Celgene agreement, as applicable, may be terminated or significantly delayed;
•

our cash expenditures could increase significantly if it is necessary for us to hire additional employees and allocate scarce resources to the development and commercialization of therapeutic candidates that were previously funded by GSK, Bayer, or Celgene, as applicable;

•

we would bear all of the risks and costs related to the further development and commercialization of therapeutic candidates that were previously the subject of the GSK agreement, Bayer agreement, or Celgene agreement, as applicable, including the reimbursement of third parties; and

•

in order to fund further development and commercialization of new therapeutic candidates or programs, we may need to seek out and establish alternative collaboration arrangements with third-party partners; this may not be possible, or we may not be able to do so on terms which are acceptable to us, in which case, since assumption of sole responsibility for further development and commercialization would greatly increase our expenditures, it may be necessary for us to limit the size or scope of one or more of our programs, seek additional funding by other means, and/or choose to stop work altogether on one or more of the affected therapeutic candidates.

Any of these events would have a material adverse effect on our results of operations and financial condition. For example, on October 31, 2016, GSK provided written notice to us that it was terminating its option to obtain an exclusive license to develop and commercialize brontictuzumab, effective January 29, 2017. After such termination became effective, we retained worldwide rights to brontictuzumab. We are no longer eligible to receive $330.5 million, in the aggregate, of potential milestone and contingent consideration associated with brontictuzumab, including an opt-in payment and development, regulatory, and commercialization payments. We are also no longer eligible to receive a $5.0 million bonus payment for the start of certain Phase II clinical trials associated with the development of brontictuzumab or a $10.0 million bonus payment associated with GSK’s exercise of its options for both tarextumab and brontictuzumab. Under certain circumstances, we may owe GSK single-digit percentage royalties on net product sales of brontictuzumab, subject to a cap.

The commercial success of our partnered therapeutic candidates that are part of our collaboration agreements with GSK, Bayer, and Celgene, will depend in large part on the development and marketing efforts of our collaboration partners, if and when our collaboration partners exercise their options on those programs. If our partners are unable to perform in accordance with the terms of our agreements, our potential to generate future revenue from these programs would be significantly reduced and our business would be materially and adversely harmed.

If GSK, Bayer or Celgene opt to exercise their options to license any therapeutic candidates under their respective agreements (and, with respect to Celgene, we do not co-develop and co-commercialize the license therapeutic candidate), we will have limited influence and/or control over their approaches to development and commercialization. While we will have potential milestone and royalty streams payable as these collaboration partners or their sublicensees advance development of the therapeutic candidates that are not being co-developed and co-commercialized with us, we are likely to have limited ability to influence our collaboration partners’ development and commercialization efforts. Moreover, under certain circumstances certain of our collaboration partners may limit further development of certain therapeutic candidates after exercising their options. Even if Celgene exercises its option to license a therapeutic candidate under its agreement to which we have global co-development rights and co-commercialization rights in the United States and we co-develop and co-commercialize such therapeutic candidate with Celgene, our ability to influence Celgene’s development and commercialization plans may still be limited. Moreover, transitioning a therapeutic candidate to a collaboration partner after exercise of the partner’s option can be a complex process and may cause delays in the development program for that therapeutic candidate. If GSK, Bayer, Celgene, or any potential future collaboration partners do not perform in the manner that we expect or fulfill their responsibilities in a timely manner, or at all, or if significant delays arise from the transition of a therapeutic candidate to a collaboration partner after option exercise, the clinical development, regulatory approval and commercialization efforts related to therapeutic candidates we have licensed to such collaboration partners could be delayed or terminated.

If we terminate any of our collaborations, or any program thereunder due to a material breach by GSK, Bayer, or Celgene we have the right to assume the responsibility at our own expense for the development of the applicable biologic therapeutic candidates. Assumption of sole responsibility for further development will greatly increase our expenditures, and may mean we need to limit the size and scope of one or more of our programs, seek additional funding and/or choose to stop work altogether on one or more of the affected therapeutic candidates. This could result in a limited potential to generate future revenue from such therapeutic candidates, and our business could be materially and adversely affected. Further, under certain circumstances, we may owe GSK, Bayer, or Celgene, as applicable, a single-digit percentage royalty on a therapeutic candidate successfully commercialized, subject to a cap.

We rely on third parties to conduct some of our preclinical studies and all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize any of our therapeutic candidates.

Although we conduct certain preclinical studies, we currently do not have the ability to independently conduct preclinical studies that comply with good laboratory practices, or GLP. We also do not currently have the ability to independently conduct any clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to conduct GLP compliant preclinical studies and clinical trials on our therapeutic candidates. The third parties with which we contract for execution of our GLP preclinical studies and our clinical trials play a significant role in the conduct of these studies and trials and the subsequent collection and analysis of data. These third parties are not our employees and, except for restrictions imposed by our contracts with such third parties, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our GLP compliant preclinical studies and clinical trials, we remain responsible for ensuring that each of our GLP preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. The FDA and regulatory authorities in other jurisdictions require us to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials, in order to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials.

Many of the third parties with whom we contract may also have relationships with other commercial entities, some of which may compete with us. If the third parties conducting our GLP preclinical studies or our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical trial protocols or to GCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties. This could be costly, and our preclinical studies or clinical trials may need to be extended, delayed, terminated or repeated, and we may not be able to obtain regulatory approval in a timely fashion, or at all, for the applicable therapeutic candidate, or to commercialize such therapeutic candidate being tested in such studies or trials.

We rely on single source third-party contract manufacturing organizations to manufacture and supply our therapeutic candidates for us. If one of our suppliers or manufacturers fails to perform adequately or fulfill our needs, or if these agreements are terminated by the third parties, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers. We may also face delays in the development and commercialization of our therapeutic candidates.

We currently have limited experience in, and we do not own facilities for, manufacturing our therapeutic candidates. We rely upon single source third-party contract manufacturing organizations to manufacture and supply large quantities of our therapeutic candidates. We currently utilize Lonza Sales AG, or Lonza, for the bulk manufacturing of our therapeutic candidates, except for our ipafricept (OMP-54F28, Fzd8-Fc) program, for which Bayer provides bulk manufacturing. We have also used Synco Bio Partners B.V. for fill/finish services (e.g., filling vials with drug substance, sealing and inspecting vials and performance of release assays). In addition, a number of our clinical trials require us to source and supply our clinical trial sites with other medications that are administered in conjunction with our therapeutic candidates, or co-medications. We rely upon third-party suppliers for the manufacture and supply of these co-medications, which are subject to the same risks as the manufacture and supply of our therapeutic candidates.

The manufacture of pharmaceutical products in compliance with current good manufacturing practice, or cGMP, regulations requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the therapeutic candidate and quality assurance testing, or shortages of qualified personnel. We cannot assure you that any stability failures or other issues relating to the manufacture of our therapeutic candidates or the supply of co-medications will not occur in the future. If the manufacturers of our therapeutic candidates or co-medications were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, or if we were unable to timely identify third party suppliers of co-medications or enter into agreements with these third party suppliers for the supply of co-medications, our ability to provide study materials in our preclinical studies and clinical trials would be jeopardized. Any delay or interruption in the supply of preclinical study or clinical trial materials could delay the initiation of, enrollment in, and/or completion of our preclinical studies and clinical trials, increase the costs associated with maintaining our preclinical study and clinical trial programs and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the studies and trials completely.

All manufacturers of our therapeutic candidates must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our component materials may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of our therapeutic candidates or entail higher costs or impair our reputation.

Our current agreements with our suppliers do not provide for the entire supply of the bulk drug necessary for additional clinical trials or for full-scale commercialization. In the event that we and our suppliers cannot agree to the terms and conditions for them to provide some or all of our bulk drug clinical and commercial supply needs, or if any single-source supplier terminates the agreement in response to a breach by us, we would not be able to manufacture the bulk drug on a commercial scale until a qualified alternative supplier is identified, which could also delay the development of, and impair our ability to commercialize, our therapeutic candidates.

Although we believe that appropriate alternative sources of supply exist for each of our current therapeutic candidates, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange for alternative suppliers, which could have a material adverse effect on our business. New suppliers of any bulk drug would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing such ingredients. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us. In addition, we may be required to pay potential fees and royalties to Lonza if we utilize other suppliers for bulk drug, given that we have used their proprietary production cell lines in our programs.

The failure of third-party manufacturers or suppliers to perform adequately or the termination of our arrangements with any of them may adversely affect our business.

Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics could harm our product development strategy.

An important element of our clinical development strategy for certain of our therapeutic candidates such as demcizumab (anti-DLL4, OMP-21M18), tarextumab (anti-Notch2/3, OMP-59R5), brontictuzumab (anti-Notch1, OMP-52M51), vantictumab (anti-Fzd, OMP-18R5), ipafricept (Fzd8-Fc, OMP-54F28) and anti-RSPO3 (OMP-131R10) is that we seek to identify patient subsets within a disease category who may derive selective and meaningful benefit from the therapeutic candidates we are developing. In collaboration with our partners, we plan to develop companion diagnostics for selected therapeutic candidates to help us to more accurately identify patients within a particular subset. Such companion diagnostics would be used during our clinical trials as well as in connection with the commercialization of our therapeutic candidates. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and therefore require separate regulatory clearance or approval prior to commercialization. The clinical development of novel therapeutics with a companion diagnostic is complex from an operational and regulatory perspective because of the need for both the drug and the diagnostic to receive regulatory clearance or approval.

We will be dependent on identifying suitable third-party development partners, and on entering into appropriate agreements with such third parties, and on the sustained cooperation and effort of our future collaborators in developing and obtaining approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a therapeutic candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our therapeutic candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. Failure to overcome these hurdles would have an adverse effect on our ability to derive revenues from sales of our diagnostic products. Any delay or failure by us or our future collaborators to develop or obtain regulatory approval of the companion diagnostics where required in connection with obtaining approval of our therapeutic candidates could delay or prevent approval of our therapeutic candidates. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of our therapeutic candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our therapeutic candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our therapeutic candidates.

Even if our therapeutic candidates do obtain regulatory approval they may never achieve market acceptance or commercial success.

Even if we or our collaborators obtain FDA or other regulatory approvals, and are able to launch our therapeutic candidates commercially, our therapeutic candidates may not achieve market acceptance among physicians, patients and third-party payors and, ultimately, may not be commercially successful. Market acceptance of our therapeutic candidates for which we receive approval depends on a number of factors, including:

•	the efficacy and safety of the therapeutic candidates as demonstrated in clinical trials;
•	the clinical indications for which the therapeutic candidate is approved;
•	acceptance by physicians, operators of treatment facilities and parties responsible for reimbursement of the product as a safe and effective treatment;
•	the potential and demonstrable advantages of our therapeutic candidates, including the cost of treatment and benefits over alternative treatments;
•	the safety of therapeutic candidates seen in a broader patient group, including use outside the approved indications;
•	the cost of treatment in relation to alternative treatments;
•	the availability of adequate reimbursement and pricing by third-party payors and government authorities;
•	relative convenience and ease of administration;
•	the tolerance of the products by patients, including prevalence and severity of adverse side effects; and
•	the effectiveness of our sales and marketing efforts.

Any failure by our therapeutic candidates that obtain regulatory approval to achieve market acceptance or commercial success would adversely affect our financial results.

If any of our therapeutic candidates receives marketing approval and we or others later identify undesirable side effects caused by the therapeutic candidate, our ability to market and derive revenue from the therapeutic candidates, or our collaborators’ ability to do so, could be compromised.

In the event that any of our therapeutic candidates receive regulatory approval and we or others identify undesirable side effects caused by one of our products, any of the following adverse events could occur:

•	regulatory authorities may withdraw their approval of the product or seize the product;
•	we or our collaborators may be required to recall the product or change the way the product is administered to patients;
•	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
•	we or our collaborators may be subject to fines, injunctions or the imposition of civil or criminal penalties;
•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•	we or our collaborators may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;
•	we or our collaborators could be sued and held liable for harm caused to patients;
•	the product may become less competitive; and
•	our reputation or the reputation of our collaborators may suffer.

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

We currently have no sales or marketing staff or distribution organization. If our Notch or Wnt therapeutic candidates that are part of our collaborations with GSK and Bayer are approved for sale, we intend to rely on GSK and/or Bayer to market and distribute our products for which they have exercised an option under our agreements, but there is no guarantee that GSK or Bayer will elect to market and distribute our products or that either party will not elect to terminate our collaboration arrangement, which they have a right to do at any time with prior notice under our agreements with them. Similarly, if Celgene elects to exercise its option for a program under its agreement, including a program we are co-commercializing in the United States with Celgene, then although we intend to exercise our right to participate in specified promotion activities in the United States by contributing up to half of the overall sales force for the applicable program products, as well as to perform certain marketing and other commercial activities, Celgene will be responsible for booking sales of products. There is no guarantee that Celgene will elect to market and distribute our products or that Celgene will not elect to terminate our collaboration arrangement, which they have a right to do at any time with prior notice under our agreement. Further, we are likely to have limited control over the marketing and distribution activities of GSK, Bayer, or Celgene for products for which our partner is solely responsible for development and commercialization of a therapeutic candidate. This will be the case under our agreements with GSK and Bayer. It is also the case under our agreement with Celgene for all biologic products outside the United States, and for all biologic products within the United States for which we either do not have, or for which we opt out of, our right to co-develop and co-commercialize such therapeutic candidates, and for all small molecule therapeutic candidates throughout the world. On the other hand, if GSK, Bayer or Celgene do not exercise their respective options, and we develop the therapeutic candidates that are currently part of our collaborations with GSK, Bayer and/or Celgene ourselves, or if we develop unpartnered product candidates to the point of commercialization, we may need to enter into distribution or co-marketing arrangements with other third parties. Further, if Celgene exercises its options for therapeutic candidates under its agreement to which we have co-commercialization rights in the United States and we choose to exercise our right to co-commercialize such therapeutic candidates, we will need to build certain sales and marketing capabilities. If we need to rely on third parties for marketing and distributing our independently developed approved products, any revenue we receive will depend upon the efforts of third parties, which may not be successful and are only partially within our control and our product revenue may be lower than if we directly marketed or sold our products. If we are unable to enter into arrangements with third parties to sell, market and distribute therapeutic candidates for which we have received regulatory approval on acceptable terms or at all, we will need to market these products ourselves. Marketing products ourselves or co-commercializing products with Celgene is likely to be expensive and logistically difficult, as it would require us to build our own sales force. We have no experience as a company in this area. If such efforts were necessary, we may not be able to successfully commercialize our future products. If we are not successful in commercializing our future products, either on our own or through collaborations with GSK, Bayer, Celgene, or one or more third parties, or by co-promoting products with marketing partners, any future product revenue will be materially and adversely affected.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of December 31, 2016, we had 122 employees. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our therapeutic candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our business strategy requires that we:

•

manage our clinical trials effectively, including one Phase II trial for tarextumab (anti-Notch2/3, OMP-59R5), two Phase II trials and a Phase Ib trial for demcizumab (anti-DLL4, OMP-21M18), two Phase Ib trials each for vantictumab (anti-Fzd, OMP-18R5) and ipafricept (Fzd8-Fc, OMP-54F28), a Phase Ia and two Phase Ib trials for navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), a Phase Ia/b trial for anti-RSPO3 (OMP-131R10), a Phase Ib trial for brontictuzumab (anti-Notch1, OMP-52M51), and a Phase Ia trial for anti-TIGIT (OMP-313M32), that is expected to begin enrolling patients in the first half of 2017, most of which are being conducted, or are expected to be conducted, at multiple trial sites, as well as additional clinical trials we expect to initiate in the future, including additional clinical trials we expect to initiate in 2017;

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

If we are not successful in discovering, developing and commercializing additional therapeutic candidates, our ability to expand our business and achieve our strategic objectives, or receive payments from our collaboration partners, would be impaired.

Although a substantial amount of our efforts will focus on the clinical testing and potential approval of our most advanced therapeutic candidates, which include demcizumab (anti-DLL4, OMP-21M18), tarextumab (anti-Notch2/3, OMP-59R5), vantictumab (anti-Fzd, OMP-18R5), ipafricept (Fzd8-Fc, OMP-54F28), navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), anti-RSPO3 (OMP-131R10), brontictuzumab (anti-Notch1, OMP-52M51), and anti-TIGIT (OMP-313M32), a key element of our strategy is to discover, develop and potentially commercialize a portfolio of antibody-based products and other biologics useful in the treatment of cancer. We are seeking to do so through our internal research programs. Additional therapeutic candidates may be part of our existing collaborations, such as our Celgene collaboration, which involves up to another two biologic programs in addition to demcizumab, navicixizumab, anti-RSPO3 and anti-TIGIT, and potentially certain small molecule therapeutic candidates, or may arise out of unpartnered programs. We may explore strategic partnerships for the development of new products or develop new unpartnered therapeutic candidates on our own. All of our potential therapeutic candidates other than our eight therapeutic candidates currently in clinical development, including anti-TIGIT for which we recently filed an IND application, remain in the discovery and preclinical study stages.

Research programs to identify therapeutic candidates require substantial technical, financial and human resources, whether or not any therapeutic candidates are ultimately identified. Our research programs may initially show promise in identifying potential therapeutic candidates, yet fail to yield therapeutic candidates for clinical development for many reasons, including the following:

•	the research methodology used may not be successful in identifying potential therapeutic candidates;
•	competitors may develop alternatives that render our therapeutic candidates obsolete;
•

a therapeutic candidate may, on further study, be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

•	a therapeutic candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
•	a therapeutic candidate may not be accepted as safe and effective by patients, the medical community or third-party payors.

If we are unsuccessful in identifying and developing additional therapeutic candidates, our potential for growth, or our ability to receive payments from our collaboration partners, may be impaired.

Key elements of our product discovery technologies, such as our human tumor xenograft models, antibody display technology and single-cell analysis platform, are new approaches to the discovery and development of new therapeutic candidates and may not result in the discovery of any products of commercial value.

We have developed a suite of discovery technologies to enable generation and testing of novel product candidates. For example, we have created a bank of over 320 patient-derived human tumors that we routinely utilize in human tumor xenograft models to screen our therapeutic candidates for evidence of activity. We have also developed a mammalian display antibody technology that we use routinely to select antibody therapeutic candidates for in vivo testing. In addition, we have created a single-cell gene expression analysis platform that we are utilizing to identify genes that are critical to CSC self-renewal and differentiation. We cannot assure you that any of these technologies will yield therapeutic candidates of commercial value.

We face substantial competition and our competitors may discover, develop or commercialize products faster or more successfully than us.

The biotechnology and pharmaceutical industries are highly competitive, and we face significant competition from companies in the biotechnology, pharmaceutical and other related markets that are researching and marketing products designed to address solid tumors and hematologic malignancies. Established pharmaceutical and biotechnology companies that are known to be involved in oncology research and currently sell or are developing drugs in our markets of interest include AbbVie, Amgen, Astellas, AstraZeneca, Bayer, BMS, Celgene, Genentech (Roche), GSK, Johnson & Johnson, Lilly, Merck, Merck Serono, Novartis, Pfizer, Regeneron, Sanofi, Teva and others. There are also biotechnology companies of various sizes that are developing therapies against CSCs, including Stemline Therapeutics, Inc. and Verastem, Inc., among others.

It is possible that our competitors will develop and market drugs or other treatments that are less expensive and more effective than our therapeutic candidates, or that will render our therapeutic candidates obsolete. It is also possible that our competitors will commercialize competing drugs or treatments before we or our collaboration partners can launch any products developed from our therapeutic candidates. If approved for marketing by the FDA or other regulatory agencies worldwide, demcizumab (OMP-21M18, anti-DLL4), or our other therapeutic candidates, would compete against existing cancer treatments such as Avastin®, Erbitux®, Yervoy™, Keytruda®, Opdivo®, and chemotherapies, and potentially against other novel drug candidates or treatments that are currently in development, such as atezolizumab. Additionally, there have been several additional monoclonal antibodies in development for cancer, such as an anti-DLL4 antibody from MedImmune (MEDI0639), which we believe was studied in Phase I development. Regeneron had also reported development of an anti-DLL4 program (REGN421, or SAR153192 or enoticumab) but announced discontinuation of the program in 2015. Abbvie’s ABT-165, an anti-DLL4/VEGF dual variable domain immunoglobulin, is reportedly being studied in Phase I clinical trials. Several companies, including Merck, Lilly, Pfizer, Roche and others, have attempted to advance small molecule gamma-secretase inhibitors, or GSIs, in clinical development. With respect to the Wnt pathway, we believe that there may be some small molecules programs from other companies in clinical development. See “Business—Competition.” In the immuno-oncology field, there are several companies reportedly advancing programs modulating TIGIT and/or GITR in early stage research and development, including Merck and BMS. We also anticipate that we will face increased competition in the future as new companies enter into our target markets and scientific developments surrounding the immuno-oncology and CSC fields continue to develop.

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

We may form additional strategic alliances in the future with respect to our independent programs, including programs for which GSK, Bayer, or Celgene do not exercise their respective options, and we may not realize the benefits of such alliances.

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties with respect to our independent programs that we believe will complement or augment our existing business. For example, we may attempt to find a partner for licensing, development and/or commercialization of our unpartnered research, preclinical and clinical assets, or of clinical assets returned to us by GSK, Bayer, or Celgene as a result of their decision to terminate our respective collaboration agreement with respect to such assets or to not exercise their respective options for such assets. Our therapeutic candidates that are currently unpartnered include brontictuzumab (OMP-52M51, anti-Notch1) and GITRL-Fc (OMP-336B11).  We routinely engage in partnering discussions with a range of pharmaceutical and biotechnology companies and could enter into new collaborations at any time. We face significant competition in seeking appropriate strategic partners, and the negotiation process to secure appropriate terms is time-consuming and complex. Any delays in identifying suitable development partners and entering into agreements to develop our therapeutic candidates could also delay the commercialization of our therapeutic candidates, which may reduce their competitiveness even if they reach the market. Moreover, we may not be successful in our efforts to establish such a strategic partnership for any future therapeutic candidates and programs on terms that are acceptable to us, or at all. This may be because our therapeutic candidates and programs may be deemed to be at too early of a stage of development for collaborative effort, our research and development pipeline may be viewed as insufficient, and/or third parties may not view our therapeutic candidates and programs as having sufficient potential for commercialization, including the likelihood of an adequate safety and efficacy profile. Even if we are successful in entering into a strategic alliance or license arrangement, there is no guarantee that the collaboration will be successful, or that any future partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions.

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases, and out-licensing or in-licensing of products, therapeutic candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

•	exposure to unknown liabilities;
•	disruption of our business and diversion of our management’s time and attention in order to develop acquired products, therapeutic candidates or technologies;
•	incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions;
•	higher-than-expected acquisition and integration costs;
•	write-downs of assets or goodwill or impairment charges;
•	increased amortization expenses;
•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
•	inability to retain key employees of any acquired businesses.

Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks, and could have a material adverse effect on our business, results of operations, financial condition and prospects.

We are highly dependent on the services of our Chairman and Chief Executive Officer, Paul J. Hastings, our Executive Vice President, Research and Development, John Lewicki, Ph.D., and other key executives, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.

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

We are highly dependent on the principal members of our management and scientific staff. The loss of service of any of our management could harm our business. In addition, we are dependent on our continued ability to attract, retain and motivate highly qualified additional management, clinical and scientific personnel. The competition for qualified personnel in the pharmaceutical industry is intense. Due to our limited resources, we may not be able to effectively attract and recruit additional qualified personnel. If we are not able to retain our management, particularly our Chairman and Chief Executive Officer, Mr. Hastings, and our Executive Vice President, Research and Development, Dr. Lewicki, and to attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow. Although we have executed employment agreements with each member of our current executive management team, including Mr. Hastings and Dr. Lewicki, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. In addition to the competition for personnel, the San Francisco Bay area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

For example, on December 31, 2016, Jakob Dupont, M.D., our Senior Vice President and Chief Medical Officer, resigned from the company due to personal and family-related issues. Although we have initiated a process to identify candidates to fill the position of Chief Medical Officer, we may have difficulty filling this position, including for the reasons identified above.

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

We may be subject to costly product liability claims related to our clinical trials and therapeutic candidates and, if we are unable to obtain, or maintain, adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, a material liability claim could adversely affect our financial condition.

Because we conduct clinical trials with human patients, we face the risk that the use of our therapeutic candidates may result in adverse side effects to patients in our clinical trials. We face even greater risks upon any commercialization of our therapeutic candidates. Although we have product liability insurance, which covers our clinical trials, for up to $10.0 million, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer, and we will be required to increase our product liability insurance coverage for our advanced clinical trials that we plan to initiate. We do not know whether we will be able to continue to obtain product liability coverage and obtain expanded coverage if we require it, on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage. Where we have provided indemnities in favor of third parties under our agreements with them, there is also a risk that these third parties could incur liability and bring a claim under such indemnities. An individual may bring a product liability claim against us alleging that one of our therapeutic candidates or products causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

•	withdrawal of clinical trial volunteers, investigators, patients or trial sites;
•	the inability to commercialize our therapeutic candidates;
•	decreased demand for our therapeutic candidates;
•	regulatory investigations that could require costly recalls or product modifications;
•	loss of revenues;
•	substantial costs of litigation;
•	liabilities that substantially exceed our product liability insurance, which we would then be required to pay ourselves;
•	an increase in our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, if at all;
•	the diversion of management’s attention from our business; and
•	damage to our reputation and the reputation of our products.

Product liability claims may subject us to the foregoing and other risks, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our business involves the use of hazardous materials and we and our third-party manufacturers must comply with environmental laws and regulations, which may be expensive and restrict how we do business.

Our third-party manufacturers’ activities and our own activities involve the controlled storage, use and disposal of hazardous materials, including the components of our pharmaceutical therapeutic candidates, test samples and reagents, biological materials and other hazardous compounds. We and our manufacturers are subject to federal, state, local and foreign laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these hazardous materials. We currently carry no insurance specifically covering environmental claims relating to the use of hazardous materials. Although we believe that our safety procedures for handling and disposing of these materials and waste products comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. In the event of an accident, state or federal or other applicable authorities may curtail our use of these materials and/or interrupt our business operations. In addition, if an accident or environmental discharge occurs, or if we discover contamination caused by prior operations, including by prior owners and operators of properties we acquire, we could be liable for cleanup obligations, damages and fines. If such unexpected costs are substantial, this could significantly harm our financial condition and results of operations.

Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Our business is increasingly dependent on critical, complex and interdependent information technology systems to support business processes as well as internal and external communications. Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While, to our knowledge, we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our therapeutic candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, our systems are potentially vulnerable to data security breaches, whether by employees or others, which may expose sensitive data to unauthorized persons. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our therapeutic candidates could be delayed.

Our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) FDA laws and regulations, including those laws that require the reporting of true, complete and accurate information to the FDA, (ii) manufacturing standards, (iii) federal and state healthcare fraud and abuse laws and regulations, and (iv) laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Requirements associated with being a public company have increased our costs significantly and have diverted significant company resources and management attention.

Prior to our initial public offering in July 2013, we had not been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or the other rules and regulations of the SEC or any securities exchange relating to public companies. We are continuing to work with our legal, independent accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, the expenses that have been required in order to operate as a public company have been material, and may increase after we cease to be an “emerging growth company.” Compliance with the various reporting and other requirements applicable to public companies has also required considerable time and attention of management. In addition, the changes we have made and may make in the future may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis.

However, for as long as we remain an “emerging growth company” as defined in the Jumpstart our Business Startups Act, or the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” Once we are no longer an “emerging growth company,” or if prior to such date, we opt to no longer take advantage of the applicable exemption, we would incur the greater expenses associated with such reporting requirements.

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

In addition, being a public company made it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage in the future. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers.

If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, we may be subject to sanctions by regulatory authorities.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and have provided a management report on the internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We evaluate our internal controls systems to allow management to report on, and eventually allow our independent auditors to attest to, our internal controls. We are currently performing and will continue to perform the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and eventual auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The aforementioned auditor attestation requirements will not apply to us until we are no longer considered an “emerging growth company” as defined in the JOBS Act.

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

We have incurred substantial losses during our history and do not expect to become profitable in 2017 and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be further limited. We have experienced ownership changes in the past. We may experience additional ownership changes in the future. As of December 31, 2016, we had federal and California net operating loss carryforwards of $162.8 million and $98.4 million, respectively, that could be limited if we experience an ownership change, which could have an adverse effect on our results of operations.

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

We are exposed to risks associated with reduced profitability and the potential financial instability of our collaboration partners or customers, many of which may be adversely affected by volatile conditions in the financial markets. For example, unemployment and underemployment, and the resultant loss of insurance, may decrease the demand for healthcare services and pharmaceuticals. If fewer patients are seeking medical care because they do not have insurance coverage, our collaboration partners or customers may experience reductions in revenues, profitability and/or cash flow that could lead them to reduce their support of our programs or financing activities. If collaboration partners or customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. In addition, the volatility in the financial markets could cause significant fluctuations in the interest rate and currency markets. We currently do not hedge for these risks. The foregoing events, in turn, could adversely affect our financial condition and liquidity. To the extent economic challenges result in fewer individuals pursuing or being able to afford our therapeutic candidates once commercialized, our business, results of operations, financial condition and cash flows could be adversely affected.

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Our corporate headquarters is located in California and certain clinical sites for our therapeutic candidates, operations of our existing and future partners and suppliers are or will be located in California near major earthquake faults and fire zones. The ultimate impact on us, our significant partners, suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural or manmade disaster.

Risks Related to Intellectual Property

We or our collaborators may become subject to third parties’ claims alleging infringement of their patents and proprietary rights, which could be costly or delay or prevent the development and commercialization of our therapeutic candidates, or we may need to become involved in legal proceedings to invalidate the patents or proprietary rights of third parties.

Our success will depend, in part, on our ability to operate without infringing upon the proprietary rights of others.  Litigation relating to infringement or misappropriation of patent and other intellectual property rights in the pharmaceutical and biotechnology industries is common. We or our collaborators may be subject to third-party claims in the future that would cause us to incur substantial expenses and which, if successful, could cause us to pay substantial damages, if we or our collaborators are found to be infringing a third party’s patent rights. These damages potentially include increased damages and attorneys’ fees if we are found to have infringed such rights willfully. Further, if a patent infringement suit is brought against us or our collaborators, our research, development, manufacturing or sales activities relating to the product or therapeutic candidate that is the subject of the suit may be delayed or terminated. As a result of patent infringement claims, or in order to avoid potential infringement claims, we or our collaborators may choose to seek, or be required to seek, a license from the third party, which would be likely to include a requirement to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if a license can be obtained on acceptable terms, the rights may be nonexclusive, which would give our competitors access to the same intellectual property rights. If we are unable to enter into a license on acceptable terms, we or our collaborators could be prevented from commercializing one or more of our therapeutic candidates, or forced to modify such therapeutic candidates, or to cease some aspect of our business operations, which could harm our business significantly.

We are aware of U.S. and foreign issued patents and pending patent applications controlled by third parties that may relate to the areas in which we are developing therapeutic candidates. Because all issued patents are entitled to a presumption of validity in many countries, including the United States and many European countries, issued patents held by others that claim our products or technology may limit our freedom to operate unless and until these patents expire or are declared invalid or unenforceable in a court of applicable jurisdiction, if we do not obtain a license or other right to practice the claimed inventions. Pending patent applications controlled by third parties may result in additional issued patents claiming our products and technology. In addition, the publication of patent applications occurs with a certain delay after the date of filing, so we may not be aware of all relevant patent applications of third parties at a given point in time. Further, publication of discoveries in the scientific or patent literature often lags behind actual discoveries, so we may not be able to determine whether inventions claimed in patent applications of third parties have been made before or after the date on which inventions claimed in our patent applications and patents have been made. If U.S. patent applications filed by third parties claim technology or therapeutics that are also claimed by our patent applications or patents, we may, under certain circumstances, have to participate in interference proceedings in the U.S. Patent and Trademark Office, or USPTO, to determine the priority of invention. We may also become involved in opposition proceedings in the European Patent Office, or EPO, or other proceedings before patent offices in the U.S. or foreign countries, regarding the intellectual property rights of third parties. An unfavorable outcome in these proceedings regarding the intellectual property rights of a third party could require us to attempt to license rights from the prevailing party, or to cease using the related technology or developing or commercializing the related therapeutic candidate.

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

Third parties may also raise claims alleging the invalidity or unenforceability of our patents in other forms of proceedings, including proceedings before administrative bodies in the U.S. or abroad, even outside the context of patent litigation. The use of administrative proceedings for challenging patents, including interference, derivation, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions, is common in the biotechnology and pharmaceutical industries. For instance, we may be involved in opposition proceedings in the EPO regarding our intellectual property rights with respect to our therapeutic candidates. Due to recent changes in U.S. patent law, new procedures including inter partes review and post-grant review have been implemented and are now also available for use in patent challenges, and the use of inter partes review to challenge the validity of patents in the biotechnology and pharmaceutical industries has become increasingly common.

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

Any lawsuits or other legal proceedings in which we or our collaborators may become involved regarding our patents or proprietary rights and/or the patents or proprietary rights of third parties could be costly, time-consuming, delay or prevent the development and commercialization of our therapeutic candidates, or adversely affect our stock price.

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

Our proprietary rights may not adequately protect our technologies and therapeutic candidates. If we are unable to protect our therapeutic candidates and our intellectual property rights, it may materially and adversely affect our position in the market.

Our commercial success will depend on our ability to obtain patents and maintain adequate protection for our technologies, intellectual property and therapeutic candidates in the United States and other countries. There is no guarantee that any of our patent applications will result in issued patents, or that any patents, if issued, will include claims that are sufficiently broad to cover our therapeutic candidates or products, or to provide meaningful protection from our competitors. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets within our organization. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

We apply for patents covering both our technologies and therapeutic candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or therapeutic candidates in a timely fashion, or at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technologies or from developing competing products and technologies. Moreover, the patent positions of numerous biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. As a result, the validity and enforceability of our patents cannot be predicted with certainty. In addition, we cannot guarantee you that:

•	we were the first to make the inventions covered by each of our issued patents and pending patent applications;
•	we were the first to file patent applications for these inventions;
•	others will not independently develop similar or alternative technologies or duplicate any of our technologies by inventing around our claims;
•	a third party will not challenge our proprietary rights, and, if challenged, that a court or patent office, as applicable, will hold that our patents are valid and enforceable;
•	any patents issued to us or our collaboration partners will cover our product as ultimately developed, or provide us with any competitive advantages, or will not be challenged by third parties;
•	we will develop additional proprietary technologies or therapeutic candidates that are patentable; or
•	the patents of others will not have an adverse effect on our business.

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

Our issued patents covering our therapeutic candidates could be found invalid or unenforceable if challenged in court or before the USPTO or comparable foreign authority. For instance, we may become involved in opposition proceedings before the EPO, proceedings such as interferences, re-examination, inter partes review, or post-grant review before the USPTO, and/or legal proceedings before the courts in the U.S. or foreign countries regarding patents in our portfolio, and the outcome of any such proceedings may be uncertain. The outcome regarding legal assertions of invalidity and unenforceability is unpredictable. If a third party challenging one or more of our patents were to prevail on a legal assertion of invalidity and/or enforceability, we would lose at least part, and perhaps all, of the patent protection on our therapeutic candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

Restrictions on our patent rights relating to our therapeutic candidates may limit our ability to prevent third parties from competing against us.

Our success will depend, in part, on our ability to prevent third parties from infringing upon our proprietary rights. Composition-of-matter patents on the biological or chemical active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. We have filed composition-of-matter patent applications for all of our therapeutic candidates. However, we cannot be certain that the claims in our patent applications to inventions covering our therapeutic candidates will be considered patentable by the USPTO and courts in the United States or by the patent offices and courts in foreign countries.

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

Although we have a number of issued patents and numerous patent applications pending before the USPTO and foreign patent offices, the resulting patent protection may lapse before we manage to obtain commercial value from them, which might result in increased competition and materially affect our position in the market. Even if our patents do not lapse before we are able to obtain at least some commercial value from them, the life of any patent, and the protection it affords, is limited. Although the term of a U.S. patent may be increased to compensate for certain delays caused by the USPTO, this increase may also be reduced or offset entirely by delays caused by the patent applicant during patent prosecution. Once the patent life has expired for any of our therapeutic candidates, we may be open to competition from biosimilars, which may potentially reduce our market share, and our business and results of operations will be adversely affected.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on all of our therapeutic candidates and technologies throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our future products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

We are a party to intellectual property license agreements with third parties, including with respect to demcizumab (anti-DLL4, OMP-21M18), tarextumab (anti-Notch2/3, OMP-59R5), vantictumab (anti-Fzd, OMP-18R5), navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), and brontictuzumab (anti-Notch1, OMP-52M51) and the production of all of our biologic therapeutic candidates, and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that our future license agreements will impose, various diligence, milestone payment, royalty, insurance, indemnification and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate these agreements, in which event we, or our collaborators, might not be able to develop and market any therapeutic candidate that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms, or in the inability to obtain access to the licensed technology at all. The occurrence of such events could materially harm our business.

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

Many of our employees were previously employed at universities or biopharmaceutical or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper our ability to commercialize, or prevent us from commercializing our therapeutic candidates, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology and therapeutic candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to assign their inventions to us. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States, including in foreign jurisdictions, are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Government Regulation

The regulatory approval process is expensive, time-consuming and uncertain and may prevent us or our collaboration partners from obtaining approvals for the commercialization of some or all of our therapeutic candidates.

The development, research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug and biologic products are subject to extensive and evolving regulation by federal, state and local governmental authorities in the United States, principally by the FDA, and foreign regulatory authorities, which regulations differ from country to country. Neither we nor our collaboration partners are permitted to market our therapeutic candidates in the United States until we receive regulatory approval from the FDA. Our therapeutic candidates are subject to regulation as biologics, and we will require approval of a BLA from the FDA before we may market our therapeutic candidates. Neither we nor our collaboration partners have submitted an application for or received marketing approval for any of our therapeutic candidates. Obtaining approval of a BLA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including:

•	warning letters;
•	civil and criminal penalties;
•	injunctions;
•	withdrawal of approved products;
•	product seizure or detention;
•	product recalls;
•	total or partial suspension of production; and
•	refusal to approve pending BLAs or supplements to approved BLAs.

Prior to receiving approval to commercialize any of our therapeutic candidates in the United States or abroad, we and our collaboration partners must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities abroad, that such therapeutic candidates are safe and effective for their intended uses. Preclinical testing and clinical trials are long, expensive and uncertain processes. We may spend several years completing our testing for any particular therapeutic candidate, and failure can occur at any stage. Negative or inconclusive results or adverse medical events during a clinical trial could also cause the FDA or us to terminate a clinical trial or require that we repeat it or conduct additional clinical trials. Additionally, data obtained from preclinical studies and clinical trials can be interpreted in different ways and the FDA or other regulatory authorities may interpret the results of our studies and trials less favorably than we do. Even if we and our collaboration partners believe the preclinical or clinical data for our therapeutic candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering any of our therapeutic candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials of our therapeutic candidates and result in the FDA or other regulatory authorities denying approval of our therapeutic candidates for any or all targeted indications.

Regulatory approval of our therapeutic candidates is not guaranteed, and the approval process is expensive and may take several years. The FDA and foreign regulatory entities also have substantial discretion in the approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials, or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the therapeutic candidate, the disease or condition that the therapeutic candidate is designed to address, and the regulations applicable to any particular therapeutic candidate. The FDA can delay, limit or deny approval of a therapeutic candidate for many reasons, including, but not limited to, the following:

•	a therapeutic candidate may not be deemed safe or effective;
•	FDA officials may not find the data from preclinical studies and clinical trials sufficient;
•	the FDA might not approve our or our third-party manufacturer’s processes or facilities; or
•	the FDA may change its approval policies or adopt new regulations.

If any of our therapeutic candidates fails to demonstrate safety and efficacy in clinical trials or does not gain regulatory approval, our business and results of operations will be materially and adversely harmed.

Even if we or our collaboration partners receive regulatory approval for a therapeutic candidate, we and our collaboration partners will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.

Once regulatory approval has been granted, the approved product and its manufacturer are subject to continual review by the FDA and/or non-U.S. regulatory authorities. Any regulatory approval that we or our collaboration partners receive for our therapeutic candidates may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies to monitor the safety and efficacy of the product. In addition, if the FDA and/or non-U.S. regulatory authorities approve any of our therapeutic candidates, we will be subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. Manufacturers of our products are required to comply with cGMP regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must approve these manufacturing facilities before they can be used to manufacture our products, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we, a collaboration partner or a regulatory authority discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the collaboration partner, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our therapeutic candidates or the manufacturing facilities for our therapeutic candidates fail to comply with regulatory requirements of the FDA and/or other non-U.S. regulatory authorities, we could be subject to administrative or judicially imposed sanctions, including:

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

The regulatory requirements and policies may change and additional government regulations may be enacted for which we may also be required to comply and that could prevent, limit or delay regulatory approval of our therapeutic candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law.  The Cures Act, among other things, is intended to modernize the regulation of biologics and spur innovation, but its ultimate implementation is unclear. If we or our collaboration partners are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we or our collaboration partners, as applicable, may lose any marketing approval that we may have obtained and will not be permitted to market our future products, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.  For example, certain policies of the Trump administration may impact our business and industry.  Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications.  Notably, on January 23, 2017, President Trump ordered a hiring freeze for all executive departments and agencies, including the FDA, which prohibits the FDA from filling employee vacancies or creating new positions.  Under the terms of the order, the freeze will remain in effect until implementation of a plan to be recommended by the Director for the Office of Management and Budget, or OMB, in consultation with the Director of the Office of Personnel Management, to reduce the size of the federal workforce through attrition. Although certain positions within the FDA may be exempt from the freeze, an under-staffed FDA could result in delays in FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.  Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law.  These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances.  For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation.  In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents.  It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority.  If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

The availability of adequate third-party coverage and reimbursement for newly approved products is uncertain, and failure to obtain adequate coverage and reimbursement from third-party payors could impede our ability to market any future products we may develop and could limit our ability to generate revenue.

There is significant uncertainty related to the third-party payor coverage and reimbursement of newly approved medical products. The commercial success of our future products in both domestic and international markets depends on whether such third-party coverage and reimbursement is available for our future products. Governmental payors, including Medicare and Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to manage their healthcare expenditures by limiting both coverage and the level of reimbursement of newly approved drugs and biologics and, as a result, they may not cover or provide adequate reimbursement for our future products. These payors may not view our future products as cost-effective, and coverage and reimbursement may not be available to our customers or may not be sufficient to allow our future products to be marketed on a competitive basis. Third-party payors are exerting increasing influence on decisions regarding the use of, and coverage and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, are challenging the prices charged for medical products and services, and many third-party payors limit or delay coverage and reimbursement for newly approved healthcare products. In particular, third-party payors may limit the covered indications. Cost-control initiatives could cause us to decrease the price we might establish for products, which could result in lower than anticipated product revenues. If we decrease the prices for our therapeutic candidates because of competitive pressures or if governmental and other third-party payors do not provide adequate coverage or reimbursement, our prospects for revenue and profitability will suffer.

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

Even though we have received orphan drug designation for both demcizumab for the treatment of pancreatic cancer and tarextumab for the treatment of pancreatic and small cell lung cancer, we may not be the first to obtain marketing approval of either therapeutic candidate for any of the orphan-designated indications due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indications or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we intend to seek orphan drug designation for other therapeutic candidates, we may never receive such designations.

Failure to obtain regulatory approvals in foreign jurisdictions will prevent us from marketing our therapeutic candidates internationally.

We may seek a distribution and marketing partner for our unpartnered programs outside North America and may market future products in international markets. In order to market our therapeutic candidates in the European Economic Area, or EEA (which is comprised of the 28 Member States of the EU plus Norway, Iceland and Liechtenstein), and many other foreign jurisdictions, we or our collaboration partners must obtain separate regulatory approvals. More concretely, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

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

We have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We or our collaboration partners may not obtain foreign regulatory approvals on a timely basis, if at all. We or our collaboration partners may not be able to file for regulatory approvals and even if we or our collaboration partners file, we may not receive necessary approvals to commercialize our therapeutic candidates in any market.

Healthcare reform measures could hinder or prevent our therapeutic candidates’ commercial success.

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future revenues and profitability and the future revenues and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that results in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, in March 2010, the U.S. Congress passed and President Obama signed into law the Affordable Care Act. It contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which have impacted existing government healthcare programs and have resulted in the development of new programs. The Affordable Care Act, among other things:

•	imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs”;
•	increased the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%;
•	extended the rebate program to individuals enrolled in Medicaid managed care organizations;
•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•

expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•	expanded access to commercial health insurance coverage through new state-based health insurance marketplaces, or exchanges; and
•

required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

We expect that the new presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all or certain provisions of, the Affordable Care Act. Since taking office, President Trump has continued to support the repeal of all or portions of the Affordable Care Act.  In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate.  President Trump has also recently issued an Executive Order in which he stated that it is his administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the Affordable Care Act to the maximum extent permitted by law.  There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes include aggregate reductions of Medicare payments to providers of 2 percent per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, the American

Taxpayer Relief Act was enacted, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

Moreover, payment methodologies, including payment for companion diagnostics, may be subject to changes in healthcare legislation and regulatory initiatives. For example, the CMS has begun bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting and, beginning in 2018, the CMS will pay for clinical laboratory services based on a weighted average of reported prices that private payors, Medicare Advantage plans, and Medicaid Managed Care plans pay for laboratory services. In addition, recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 21st Century Cures Act changed the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain products. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amount that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our therapeutic candidates or companion diagnostics or additional pricing pressures.

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

Our therapeutic candidates for which we intend to seek approval as biologic products may face competition from biosimilars and may face such competition sooner than anticipated.

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the Affordable Care Act, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable,” based on their similarity to existing brand product. Under the BPCIA, an application for a biosimilar product cannot be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA, and the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The 12 years of data exclusivity afforded to biologics under the BPCIA does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data, and seeking approval. Data exclusivity only assures that another company cannot rely upon data within the innovator’s application to support the biosimilar product’s application. The law is complex and is subject to continuing interpretation and implementation by the FDA. As a result, its ultimate impact, implementation and meaning are subject to continuing uncertainty. The FDA has approved four biosimilar products to date, however, reflecting that the Agency is continuing to move forward with implementation and application of a regulatory pathway for biosimilars despite some ongoing uncertainty surrounding the specifics of the biosimilar regulatory pathway. The FDA’s processes for biosimilars could have a material adverse effect on the future commercial prospects for our biological products.

We believe that any of our therapeutic candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that the U.S. Congress could amend the BPCIA to significantly shorten this exclusivity period or take other measures to reduce or eliminate periods of exclusivity. There is also a risk that the FDA will not consider our therapeutic candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include, without limitation:

•

the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes;

•

the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government, and which may apply to entities that provide coding and billing advice to customers;

•

federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation;
•

the federal Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by physicians (as defined above) and their immediate family members and payments or other “transfers of value” to such physician owners. Manufacturers are required to report such data to the government by the 90th calendar day of each year;

•

the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or pricing information and marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

There was no public market for our common stock prior to our initial public offering in July 2013, the trading volume of our common stock on The NASDAQ Global Select Market has been limited since then, and there can be no assurance that an active and liquid trading market for our common stock will be sustained. We cannot predict the extent to which investor interest in our company will sustain an active trading market on The NASDAQ Global Select Market or otherwise or how liquid that market might become. If an active and liquid market is not sustained, it may be difficult for stockholders to sell their shares of common stock at prices that are attractive to them, or at all. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products, therapeutic candidates or technologies by using our shares of common stock as consideration. Stockholders may also be unable to sell their shares of common stock at prices that are attractive to them due to fluctuations in the market price of our common stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	ability to commercialize or obtain regulatory approval for our therapeutic candidates, or delays in commercializing or obtaining regulatory approval;
•

results from, or any delays in, clinical trial programs relating to our therapeutic candidates, including the ongoing and planned clinical trials for demcizumab (anti-DLL4, OMP-21M18), tarextumab (anti-

Notch2/3, OMP-59R5), vantictumab (anti-Fzd, OMP-18R5), ipafricept (Fzd8-Fc, OMP-54F28), navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), anti-RSPO3 (OMP-131R10), brontictuzumab (anti-Notch1, OMP-52M51), anti-TIGIT (OMP-313M32) and other therapeutic candidates;

•

failure to achieve anticipated research and development milestones and obtain the applicable milestone payments under our agreements with our collaboration partners, on our anticipated timelines or at all;

•

any need to suspend or discontinue clinical trials due to side effects or other safety risks, or any need to conduct studies on the long-term effects associated with the use of our therapeutic candidates;

•

announcements relating to future collaborations or our existing collaborations with GSK, Bayer and/or Celgene, including decisions regarding the exercise by GSK, Bayer and/or Celgene of their options or any termination by them of any development program under their partnerships with us;

•	manufacturing issues related to our therapeutic candidates for clinical trials or future products for commercialization;
•	commercial success and market acceptance of our therapeutic candidates following regulatory approval;
•	undesirable side effects caused by therapeutic candidates after they have entered the market;
•	ability to discover, develop and commercialize additional therapeutic candidates;
•	success of our competitors in discovering, developing or commercializing products;
•	strategic transactions undertaken by us;
•	additions or departures of key personnel;
•	product liability claims related to our clinical trials or therapeutic candidates;
•	prevailing economic conditions;
•	business disruptions caused by external factors, such as natural disasters and other crises;
•	disputes concerning our intellectual property or other proprietary rights;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;
•	healthcare reform measures in the United States;
•	sales of our common stock by our officers, directors or significant stockholders;
•	future sales or issuances of equity or debt securities by us;
•	fluctuations in our quarterly operating results; and
•	the issuance of new or changed securities analysts’ reports or recommendations regarding us.

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

Based on the beneficial ownership of our outstanding common stock as of December 31, 2016, our officers and directors, together with their respective affiliates, beneficially own approximately 34.2% of our outstanding common stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

If our existing stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of December 31, 2016, we have a total of 37,114,589 shares of common stock outstanding.

Based on the number of shares subject to outstanding awards under our 2004 Stock Incentive Plan and 2013 Equity Incentive Award Plan, or available for issuance under our 2013 Equity Incentive Award Plan and Employee Stock Purchase Plan as of December 31, 2016, 6,816,520 shares of common stock that are either subject to outstanding options, outstanding but subject to vesting, or reserved for future issuance under our employee benefit plans will be eligible for sale in the public market, subject to, in the case of shares issued to directors, executive officers and other affiliates, the volume limitations under Rule 144 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Approximately 7.9 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. In addition, our directors, executive officers and other affiliates may establish, and certain executive officers, directors and affiliates have established, programmed selling plans under Rule 10b5-1 of the Exchange Act, for the purpose of effecting sales of our common stock. Any sales of securities by these stockholders, or the perception that those sales may occur, including the entry into such programmed selling plans, could have a material adverse effect on the trading price of our common stock.

Future sales and issuances of equity and debt securities could result in additional dilution to our stockholders and could place restrictions on our operations and assets, and such securities could have rights, preferences and privileges senior to those of our common stock.

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may from time to time issue additional shares of common stock at a discount from the then-current trading price of our common stock. As a result, our common stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. For example, on August 23, 2016, we closed the sale of an aggregate of 6,325,000 shares of our common stock at a public offering price of $10.00 per share, a discount from the then-current trading price of our common stock. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. Whether or not we issue additional shares of common stock at a discount, any issuance of common stock will, and any issuance of other equity securities or of options, warrants or other rights to purchase common stock may, result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline. New investors could also gain rights, preference and privileges senior to those of holders of our common stock, which could cause the price of our common stock to decline. Debt securities may also contain covenants that restrict our operational flexibility or impose liens or other restrictions on our assets, which could also cause the price of our common stock to decline.

Pursuant to our equity incentive plan, we are authorized to grant equity-based incentive awards to our employees, directors and consultants. As of December 31, 2016, there were 4,208,201 shares of our common stock reserved for future issuance under our 2013 Equity Incentive Award Plan, or the 2013 Plan. The number of shares of our common stock reserved for issuance under our 2013 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under our 2004 Stock Incentive Plan, or the 2004 Plan, and (ii) annually on the first day of the year by the lesser of (x) a number of additional shares of our common stock representing 4% of our then-outstanding shares of common stock on the last day of the immediately preceding fiscal year; (y) 1,500,000 shares of our common stock; and (z) such smaller number of shares as determined by our board of directors. As a result of this increase, an additional 1,484,583 shares of our common stock became available for future issuance under our 2013 Plan as of January 1, 2017. Future option grants and issuances of common stock under our 2013 Plan may have an adverse effect on the market price of our common stock.

In addition, pursuant to our 2013 Employee Stock Purchase Plan, or ESPP, as of December 31, 2016, 944,852 shares of our common stock were available for issuance to our employees. The number of shares of our common stock reserved for issuance under our ESPP will be increased annually on the first day of the year by the lesser of (x) a number of additional shares of our common stock representing 1% of our then-outstanding shares of common stock on the last day of the immediately preceding fiscal year; (y) 350,000 shares of our common stock; and (z) such number of shares as determined by our board of directors. As a result of this increase, an additional 350,000 shares of our common stock became available for future issuance under our ESPP as of January 1, 2017. Future issuances of common stock under our ESPP may have an adverse effect on the market price of our common stock.

Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our therapeutic candidates or future development programs;
•	if any of our therapeutic candidates receives regulatory approval, the level of underlying demand for these therapeutic candidates and wholesalers’ buying patterns;
•	addition or termination of clinical trials or funding support;
•

our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements or existing such arrangements, such as our collaboration agreements with GSK, Bayer and Celgene;

•	any intellectual property infringement lawsuit or opposition, interference, or cancellation proceeding in which we may become involved; and
•	regulatory developments affecting our therapeutic candidates or those of our competitors.

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

In addition, Delaware law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person who, together with its affiliates, owns or within the last three years has owned 15% or more of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Delaware law may discourage, delay or prevent a change in control of our company. Furthermore, our amended and restated certificate of incorporation specifies that the Court of Chancery of the State of Delaware is the sole and exclusive forum for most legal actions involving actions brought against us by stockholders. We believe this provision benefits us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in such action.

Provisions in our charter and other provisions of Delaware law could limit the price that investors are willing to pay in the future for shares of our common stock.

Our employment agreements with our officers may require us to pay severance benefits to any of those persons who are terminated in connection with a change of control of us, which could harm our financial condition or results.

Our officers are parties to employment agreements providing for aggregate cash payments of up to approximately $9.3 million for severance and other benefits and acceleration of vesting of stock options with a value of up to approximately $14.7 million (as of December 31, 2016) in the event of a termination of employment in connection with a change of control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Our corporate headquarters are located in Redwood City, California, where we lease 45,690 square feet of office and laboratory space. In May 2006, we entered into a lease agreement for office and laboratory facilities in Redwood City, California. The lease term commenced in February 2007 for a period of seven years with options to extend the lease for two additional five-year terms. On December 22, 2010, the lease agreement was amended to extend the lease term for an additional five years, expiring in February 2019, with options to further extend the lease for two additional three-year terms. On November 11, 2016, the lease agreement was further amended to extend the lease term through May 2028, with an option to further extend the lease for an additional three-year term, and an option to expand the premises by an additional approximately 22,750 square feet of office and laboratory space if we choose to so expand the premises prior to September 16, 2017.

We believe that our existing facilities are adequate for our current needs, and the expansion option in our lease, as amended, provides sufficient space to house additional employees to be hired as we expand. When our lease expires, we may exercise our renewal options or look for additional or alternate space for our operations and we believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.

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

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “OMED” since July 18, 2013. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales price per share of our common stock as reported on The NASDAQ Global Select Market for the quarterly periods indicated:

	High	Low
Year Ended December 31, 2016:
First Quarter	$23.31	$8.94
Second Quarter	$14.87	$10.22
Third Quarter	$13.01	$9.99
Fourth Quarter	$12.00	$7.44

	High	Low
Year Ended December 31, 2015:
First Quarter	$28.27	$22.32
Second Quarter	$27.45	$22.01
Third Quarter	$22.90	$14.53
Fourth Quarter	$23.63	$16.92

Holders of Common Stock

As of December 31, 2016, there were approximately 58 holders of record of our common stock. In addition, a substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

The following graph shows the total stockholder return of an investment of $100 in cash at market close on July 18, 2013 (the first day of trading of our common stock), through December 31, 2016 for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	7/18/13	9/30/13	12/31/13	3/31/14	6/30/14	9/30/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15	3/31/16	6/30/16	9/30/16	12/31/16
OncoMed Pharmaceuticals, Inc.	100.00	56.33	108.61	123.80	85.72	69.65	80.06	94.85	82.78	61.04	82.93	37.20	45.29	42.05	28.37
NASDAQ Composite	100.00	111.61	124.09	123.38	129.53	132.03	139.16	144.01	146.53	135.76	147.14	143.09	142.30	156.09	158.18
NASDAQ Biotechnology	100.00	120.55	131.73	136.17	148.16	157.69	175.25	198.39	213.15	174.79	195.26	150.40	148.55	166.96	152.92

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

The selected statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the selected balance sheet data as of December 31, 2016 and 2015 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the years ended December 31, 2013 and 2012 and the selected balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited financial statements which are not included in this Annual Report on Form 10-K.

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

	Year Ended December 31,
(In thousands, except share and per share data)	2016	2015	2014	2013	2012
Statement of Operations Data:
Revenue:
Collaboration revenue	$21,277	$25,216	$39,559	$37,779	$8,689
Collaboration revenue— related party	—	—	—	—	15,970
Other revenue	3,876	683	—	—	—
Grant revenue	—	—	—	—	22
Total revenue	25,153	25,899	39,559	37,779	24,681
Operating expenses:
Research and development (1)	109,713	92,873	76,430	50,048	39,893
General and administrative (1)	18,827	18,583	13,753	11,630	7,157
Total operating expenses	128,540	111,456	90,183	61,678	47,050
Loss from operations	(103,387)	(85,557)	(50,624)	(23,899)	(22,369)
Interest and other income (expense), net	299	170	105	(228)	134
Loss before income taxes	(103,088)	(85,387)	(50,519)	(24,127)	(22,235)
Income tax provision (benefit)	14	20	(509)	1,944	—
Net loss	$(103,102)	$(85,407)	$(50,010)	$(26,071)	$(22,235)
Net loss per common share, basic and diluted (2)	$(3.14)	$(2.84)	$(1.69)	$(1.93)	$(21.30)
Shares used to compute net loss per common share, basic and diluted (2)	32,859,554	30,028,684	29,664,326	13,530,239	1,044,059

(1)	Included in the statement of operations data above are the following non-cash stock-based compensation expenses (in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Research and development	$5,892	$6,113	$3,600	$957	$497
General and administrative	5,239	4,653	2,594	779	339
Total stock-based compensation	$11,131	$10,766	$6,194	$1,736	$836

(2)	See Notes 2 and 14 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted net loss per common share.

	As of December 31,
(In thousands)	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and short-term investments	$184,573	$157,279	$231,966	$316,194	$66,239
Working capital	133,730	178,614	202,264	256,727	51,256
Total assets	195,482	237,887	247,842	333,685	79,768
Convertible preferred stock warrant liability	—	—	—	—	182
Convertible preferred stock	—	—	—	—	182,773
Accumulated deficit	(412,945)	(309,843)	(224,436)	(174,426)	(148,355)
Total stockholders’ equity (deficit)	(23,028)	3,551	76,367	118,122	(144,227)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements, include, but are not limited to, the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs; our ability to advance therapeutic candidates into, and successfully complete, clinical trials; our receipt of future milestone payments and/or royalties, and the expected timing of such payments; the timing of delivery of data packages to our collaborators for opt-in consideration, and the content of such data packages; our collaborators’ exercise of their license options; the commercialization of our therapeutic candidates; the implementation of our business model, strategic plans for our business, therapeutic candidates and technology; the scope of protection we are able to establish and maintain for intellectual property rights covering our therapeutic candidates and technology; estimates of our expenses, future revenues, capital requirements and our needs for additional financing; the timing or likelihood of regulatory filings, including Investigational New Drug applications, and approvals; our ability to maintain and establish collaborations or obtain additional government grant funding; our use of proceeds from our initial public offering or IPO; our financial performance; and developments relating to our competitors and our industry. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Item 1A. Risk Factors” of this Annual Report on Form 10-K. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Overview

OncoMed is a clinical-stage biopharmaceutical company focused on discovering and developing novel therapeutics that address the fundamental biology driving cancer’s growth, resistance, recurrence and metastasis. We believe that a key reason for the limitations of many current cancer treatments is that they fail to impede the growth of cancer stem cells, or CSCs, which are responsible for the initiation, metastasis and recurrence of many cancers. Our research into CSC pathways such as Notch, Wnt and RSPO-LGR, has also led us to identify immuno-oncology biologics intended to bolster immune system recognition of cancer cells and/or suppress immune system evasion mechanisms. We believe our therapeutic candidates are quite distinct from current generations of chemotherapies and targeted therapies, and have the potential to significantly impact cancer treatment and the clinical outcome of patients with cancer. All of our therapeutic candidates were discovered internally in our own research laboratories.

We currently have eight therapeutic candidates currently in clinical development targeting CSC pathways and immuno-oncology, including our most recent Investigational New Drug, or IND, filing for our anti-TIGIT program. We are also pursuing discovery of additional novel approaches to cancer treatment including new immuno-oncology therapeutic candidates. Our first therapeutic candidate in the clinic, demcizumab (anti-DLL4, OMP-21M18), is currently being studied in three trials: a randomized Phase II trial in pancreatic cancer, a randomized Phase II trial in non-small cell lung cancer, or NSCLC, and a Phase Ib trial combining demcizumab and prembrolizumab (Keytruda®). Demcizumab has received orphan drug designation for pancreatic cancer from the FDA. The second candidate, tarextumab (anti-Notch2/3, OMP-59R5), is currently in a randomized Phase II clinical trial known as “PINNACLE” in combination with platinum chemotherapy and etoposide in small cell lung cancer patients. In January 2016, we discontinued a second Phase II trial of tarextumab in combination with Abraxane® and gemcitabine in pancreatic cancer patients. In January 2015, tarextumab received orphan drug designation from the FDA for both pancreatic and small cell lung cancer. With respect to the third candidate, vantictumab (anti-Fzd,

OMP-18R5), we are currently enrolling patients in two Phase Ib clinical trials of vantictumab in combination with standard-of-care therapies in breast cancer and pancreatic cancer. Regarding the fourth candidate, ipafricept (Fzd8-Fc, OMP-54F28), we are currently enrolling patients in two Phase Ib trials of ipafricept in combination with standard-of-care therapies, one in pancreatic cancer and the second in ovarian cancer. The fifth therapeutic candidate, navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), is currently in a single-agent Phase Ia trial that is enrolling patients with advanced solid tumors, and we have initiated two Phase Ib clinical trials of navicixizumab in combination with standard chemotherapy regimens in patients with platinum-resistant ovarian cancer and metastatic colorectal cancer. Regarding the sixth candidate, anti-RSPO3 (OMP-131R10), we are currently enrolling patients in both portions of a Phase Ia/b clinical trial. The Phase Ia portion is in solid tumor patients and the Phase Ib portion is in patients with certain colorectal or gastric cancers and combines anti-RSPO3 with standard-of-care chemotherapy. The seventh candidate, brontictuzumab (anti-Notch1, OMP-52M51), is currently being studied in a Phase Ib clinical trial in combination with trifluridine/tipiracil (Lonsurf®) in colorectal cancer patients. Our IND submission with the FDA for our eighth therapeutic candidate, anti-TIGIT (OMP-313M32) has been cleared and we expect to begin enrolling patients in a Phase Ia clinical trial for anti-TIGIT during the first half of 2017. Clinical trials for all eight of these therapeutic candidates are ongoing, with the intent of gathering additional data required to proceed to later stage clinical trials and product approval. We plan to file an IND application with the U.S. Food and Drug Administration, or FDA, for our ninth therapeutic candidate, GITRL-Fc (OMP-336B11), in the first half of 2017.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales. Our revenue to date has been primarily derived from upfront payments and development milestones received from GSK, Bayer and Celgene. We recognize revenue from upfront payments ratably over the term of our estimated period of performance under the agreements. In addition to receiving upfront payments, we may also be entitled to milestone and other contingent payments upon achieving predefined objectives or the exercise of options for specified programs by our strategic partners. Such payments are recorded as revenue when we achieve the underlying milestone if there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved. We also recognize revenue for reimbursements of research and development costs under our collaboration agreements as the services are performed.

The following table summarizes our revenue for the years ended December 31, 2016, 2015 and 2014, which is related to the recognition of upfront payments, milestone payments and reimbursements of research and development costs under our various collaboration arrangements:

	Year Ended December 31,
(In thousands)	2016	2015	2014
GSK:
Recognition of upfront payment	$576	$1,123	$1,248
Milestone revenue	—	5,000	11,000
Other revenue	639	363	—
GSK total	1,215	6,486	12,248
Bayer:
Recognition of upfront payment	648	3,518	9,756
Milestone revenue	—	—	2,000
Other revenue	1,457	—	—
Bayer total	2,105	3,518	11,756
Celgene:
Recognition of upfront payment	20,053	13,055	13,055
Milestone revenue	—	2,520	2,500
Other revenue	1,780	320	—
Celgene total	21,833	15,895	15,555
Total revenue	$25,153	$25,899	$39,559

We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of milestones and other payments from our collaborations with GSK, Bayer and Celgene or any new collaboration we may enter in the future.

Research and Development

Research and development expenses represent costs incurred to conduct research such as the discovery and development of clinical candidates for GSK, Bayer and Celgene as well as discovery and development of our proprietary unpartnered therapeutic candidates. We expense all research and development costs as they are incurred. Our research and development expenses consist of employee salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, manufacturing, preclinical studies, clinical trial activities, laboratory consumables, and allocated facility costs.

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

The following table summarizes our research and development expenses for the years ended December 31, 2016, 2015 and 2014. The internal costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline. The external program costs reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities.

	Year Ended December 31,
(In thousands)	2016	2015	2014
Internal Costs:
Cancer biology, pathology and toxicology	$17,404	$16,450	$14,619
Molecular and cellular biology	7,886	8,083	7,283
Process development and manufacturing	6,018	6,095	5,445
Product development	11,751	10,835	7,790
Subtotal internal costs	43,059	41,463	35,137
External Program Costs:
Manufacturing	16,766	9,450	14,345
Clinical	40,810	35,603	21,799
Translational medicine	4,500	4,633	2,670
Toxicology	4,578	1,724	2,479
Subtotal external program costs	66,654	51,410	41,293
Total research and development expense	$109,713	$92,873	$76,430

Our research and development expenses have increased as we have progressed our therapeutic candidates, and we expect that these expenses may continue to increase with continued pipeline advancement and conduct of our development activities under our agreements with GSK, Bayer and Celgene. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We or our partners may never succeed in achieving marketing approval for any of our therapeutic candidates. The probability of success of each therapeutic candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.

For the biologic programs covered under our strategic alliances with GSK, Bayer and Celgene, we are responsible for development of each therapeutic candidate prior to the exercise of GSK’s, Bayer’s or Celgene’s option to exclusively license such therapeutic candidate. GSK may exercise such an option on a product-by-product basis, Bayer may exercise such an option on a class-by-class basis, and Celgene may exercise such option on a program-by-program basis, in each case, during certain time periods, which for GSK, Bayer and Celgene are through the end of certain Phase I or Phase II trials, depending on the applicable therapeutic candidate or program. If GSK exercises its option for a therapeutic candidate, all further development obligations for such therapeutic candidate are assumed by GSK. If Bayer exercises its option for a therapeutic candidate, all development obligations for such therapeutic candidate after such therapeutic candidate reaches a defined early development stage are assumed by Bayer. With respect to biologic therapeutic programs, if Celgene exercises its option for a given program, we will have the option to co-develop and co-commercialize up to five of the six such therapeutic candidates in the United States. If we do so, we will be responsible for a one-third share of the global development costs of such therapeutic candidates, with Celgene bearing the remaining two-thirds of such costs, and we will be entitled to participate in the commercialization activities for such therapeutic candidates in the United States, and to share 50% of all profits and losses arising from U.S. sales of such therapeutic candidates. Otherwise, we may enter into a license agreement with Celgene for such therapeutic candidate whereupon Celgene would be responsible for all further development costs. In addition, if Celgene exercises its option under the Celgene Agreement to further develop and commercialize small molecule therapeutics directed to targets in an undisclosed pathway, all further development obligations with respect to the small molecule therapeutic program will be assumed by Celgene.

Most of our product development programs are at an early stage; therefore, the successful development of our therapeutic candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each therapeutic candidate and are difficult to predict. Given the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical trials of our therapeutic candidates or if and to what extent we will generate revenues from the commercialization and sale of any of our therapeutic candidates. We anticipate that we and our strategic alliance partners will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each therapeutic candidate, as well as an ongoing assessment as to each therapeutic candidate’s commercial potential. We may need to raise additional capital or may seek additional strategic alliances in the future in order to complete the development and commercialization of our therapeutic candidates.

General and Administrative

Our general and administrative expenses consist primarily of personnel costs, allocated facilities-related expenses, depreciation of capital equipment and other expenses for outside professional services.  Personnel costs consist of salaries, benefits and stock-based compensation. General and administrative personnel include our executive, finance, human resources, information technology and legal organizations.  Our professional fees principally consist of outside legal, human resource, audit, tax and accounting services and other consulting costs.

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

Interest and Other Income (Expense), net

Interest income consists primarily of interest received on our cash and short-term investments balances.

Provision for Income Taxes

For the years ended December 31, 2016 and 2015, we recorded a tax expense of $14,000 and $20,000, respectively, due to interest on uncertain tax positions. We did not record an income tax provision on pre-tax income because we incurred tax losses for both state and federal tax purpose. For the year ended December 31, 2014, we recorded an income tax benefit of $0.5 million due primarily to the recognition of additional tax attributes that can offset alternative minimum tax as a result of the carryback of net operating losses.

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

At December 31, 2016 and 2015, we had total federal and state unrecognized tax benefits of $14.3 million and $10.0 million, respectively. Of the total unrecognized tax benefits, $13.1 million and $9.0 million at December 31, 2016 and 2015, respectively, if recognized, in the absence of a valuation allowance, would reduce our effective tax rate in the period of recognition. As of December 31, 2016, we do not believe that it is reasonably possible that our unrecognized tax benefits will significantly change in the next 12 months.

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

	Year Ended December 31,		Dollar
(In thousands)	2016	2015	Change
Revenue:
Collaboration revenue	$21,277	$25,216	$(3,939)
Other revenue	3,876	683	3,193
Total revenue	25,153	25,899	(746)
Operating expenses:
Research and development	109,713	92,873	16,840
General and administrative	18,827	18,583	244
Total operating expenses	128,540	111,456	17,084
Loss from operations	(103,387)	(85,557)	(17,830)
Interest and other income, net	299	170	129
Loss before income taxes	(103,088)	(85,387)	(17,701)
Income tax provision (benefit)	14	20	(6)
Net loss	$(103,102)	$(85,407)	$(17,695)

Revenue

Total revenue for the year ended December 31, 2016 was $25.2 million, a decrease of $0.7 million, or 3%, compared to $25.9 million for the year ended December 31, 2015. Revenue recognized during 2016 from amortization of upfront fees amounted to $21.3 million, an increase of $3.6 million compared to $17.7 million for the year ended December 31, 2015. The increase in revenue was due to an increase in amortization of upfront fees from our partnership with Celgene by $7.0 million related to the $70.0 million safety milestone achieved in December 2015, which was based on an analysis of available demcizumab Phase Ib and blinded interim Phase II clinical trial safety. This increase was offset by a decrease of $3.4 million in amortization of upfront fees from Bayer and GSK as a result of revisions to the estimated periods of performance for the Bayer and GSK collaborations which extended the amortization of the upfront payments to June 2017 and March 2017, respectively. The increase in amortization of upfront fees was further offset by a decrease in revenue of $7.5 million which was recognized in 2015 for a $5.0 million development milestone from GSK for dosing the first patient in the Phase I expansion portion of the brontictuzumab (anti-Notch1, OMP-52M51) clinical trial and a $2.5 million milestone for clinical candidate designation of anti-TIGIT under our collaboration with Celgene. Further, reimbursement of research and development costs for services performed for the year ended December 31, 2016 increased by $3.2 million compared to $0.7 million for the year ended December 31, 2015.

Research and Development

Research and development expenses were $109.7 million for the year ended December 31, 2016, an increase of $16.8 million, or 18%, compared to $92.9 million for the year ended December 31, 2015. The increase was comprised of a $15.2 million increase in our external program costs and a $1.6 million increase in our internal program costs.

The increase in our external program costs of $15.2 million was primarily due to an increase of $7.3 million in manufacturing costs and $2.9 million in toxicology study costs driven by clinical trials for our GITRL-Fc and anti-TIGIT therapeutic candidates as well as timing of production of materials used in the various clinical studies.  Clinical costs increased by $5.2 million due to additional patient enrollment during 2016 under our vantictumab (anti-Fzd, OMP-18R5) program and an increase in clinical activities under our anti-RSPO3 (OMP-131R10) program. We expect that our external program costs will increase in future periods as we continue to advance our pipeline, enroll patients in various programs and initiate new clinical trials.

The increase in our internal costs of $1.6 million was primarily due to increases in personnel costs of $0.6 million, regulatory and clinical consulting costs of $0.5 million related to GITRL-Fc and anti-TIGIT therapeutic candidates, and facilities-related expense of $0.5 million due to the execution of an amendment to our lease agreement in 2016.

General and Administrative

General and administrative expenses were $18.8 million for the year ended December 31, 2016, an increase of $0.2 million, or 1%, compared to $18.6 million for the year ended December 31, 2015. The increase is primarily due to higher employee related costs of $0.9 million mainly due to an increase in stock-based compensation expense of $0.6 million in relation to the RSU refresher grants in 2016 and an increase in personnel costs of $0.3 million. This is offset by a decrease in legal fees of $0.6 million related to patent filings and financing costs associated with the Form S-3 filing in 2015.

Interest and Other Income (Expense), net

Interest and other income (expense), net was $0.3 million for the year ended December 31, 2016, a change of $0.1 million, compared to $0.2 million for the year ended December 31, 2015. The change was primarily due to interest earned on cash and investments during the year.

Comparison of the Years Ended December 31, 2015 and 2014

	Year Ended December 31,		Dollar
(In thousands)	2015	2014	Change
Revenue:
Collaboration revenue	$25,216	$39,559	$(14,343)
Other revenue	683	—	683
Total revenue	25,899	39,559	(13,660)
Operating expenses:
Research and development	92,873	76,430	16,443
General and administrative	18,583	13,753	4,830
Total operating expenses	111,456	90,183	21,273
Loss from operations	(85,557)	(50,624)	(34,933)
Interest and other income (expense), net	170	105	65
Loss before income taxes	(85,387)	(50,519)	(34,868)
Income tax provision (benefit)	20	(509)	529
Net loss	$(85,407)	$(50,010)	$(35,397)

Revenue

Total revenue for the year ended December 31, 2015 was $25.9 million, a decrease of $13.7 million, or 35%, compared to $39.6 million for the year ended December 31, 2014. In December 2015, the Company achieved a $70.0 million safety milestone from Celgene based on an analysis of available demcizumab Phase Ib and blinded interim Phase II clinical trial safety. The $70.0 million safety milestone was recorded as deferred revenue and will be recognized over the estimated period of performance, which is the period Celgene can exercise its option. The decrease is largely due to the recognition of $11.0 million in collaboration revenue from GSK in 2014 for the achievement of a development milestone related to first patient enrollment in the Phase II portion of the tarextumab “ALPINE” clinical trial compared to $5.0 million development milestone from GSK for dosing the first patient in the Phase I expansion portion of the brontictuzumab (anti-Notch1, OMP-52M51) clinical trial and $0.7 million for the reimbursement of research and development costs for services performed in 2015. In addition, we recognized a $2.5 million milestone for clinical candidate designation of an undisclosed preclinical immuno-oncology program under our collaboration with Celgene in 2015 compared to a $2.5 million milestone for the designation of an anti-RSPO3 antibody as a clinical candidate under our collaboration with Celgene and $2.0 million milestone for the commencement of preclinical development stemming from our small molecule collaboration with Bayer in 2014. The amortization of upfront fees received in 2013 under the Celgene agreement remained constant at $13.1 million in 2015 and 2014. In addition, we recognized $3.5 million from the amortization of upfront fees from our partnership with Bayer compared to $9.8 million in 2014 and we recognized $1.1 million in 2015 from the amortization of upfront fees under the GSK agreement compared to $1.2 million in 2014. These decreases are a result of revisions to the estimated periods of performance for the Bayer and GSK collaborations which extended the amortization of the upfront payment to March 2017 and December 2016, respectively. The estimated period of performance for the Bayer collaboration was revised as a result of the November 2015 amendment to the Company’s agreement with Bayer, under which the Company and Bayer agreed to enroll up to 12 additional patients in each of the Phase Ib trials of vantictumab in combination with standard-of-care therapy in breast cancer and ipafricept in combination with standard-of-care therapies in ovarian cancer.

Research and Development

Research and development expenses were $92.9 million for the year ended December 31, 2015, an increase of $16.4 million, or 22%, compared to $76.4 million for the year ended December 31, 2014. The increase was comprised of a $10.1 million increase in our external program costs and a $6.3 million increase in our internal program costs.

The increase in our external program costs of $10.1 million was primarily due to an increase of $13.8 million in clinical costs and $2.0 million in translational medicine costs driven by clinical trials for two Phase II programs, demcizumab (anti-DLL4, OMP21M18) and tarextumab (anti-Notch2/3, OMP-59R5), and two new clinical programs, anti-RSPO3 (OMP-131R10) and navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), with higher patient costs. The increase is offset by a decrease in manufacturing costs of $4.9 million and toxicology study costs of $0.8 million driven by timing of production of materials used in the various clinical studies.

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

General and Administrative

General and administrative expenses were $18.6 million for the year ended December 31, 2015, an increase of $4.8 million, or 35%, compared to $13.8 million for the year ended December 31, 2014. The increase is primarily due to higher employee related costs of $3.2 million related to stock-based compensation, including the acceleration of expense related to restricted stock units as a result of the achievement of the Celgene safety milestone in the fourth quarter of 2015, non-employee Board of Director grants, and Employee Stock Purchase Plan and option grant expenses in 2015, resulting from an increase in headcount. We also incurred higher legal fees of $1.0 million related to patent filings and financing costs related to our Form S-3 filing in 2015, and the remaining increase of $0.6 million was due to an increase in recruiting fees, facilities charges and travel related costs.

Interest and Other Income (Expense), net

Interest and other income (expense), net was $0.2 million for the year ended December 31, 2015, a change of $0.1 million, compared to $0.1 million for the year ended December 31, 2014. The change was primarily due to interest earned on cash and investments during the year.

Liquidity and Capital Resources

As of December 31, 2016, we had cash and short term investments totaling $184.6 million. In June 2015, we filed a shelf registration statement on Form S-3, which permits: (a) the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and (b) as part of the $250.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co. in one or more at-the-market offerings. As of December 31, 2016, we have sold 388,166 shares pursuant to our at-the-market program at a weighted average price of $12.59 per share, resulting in aggregate net proceeds to us of $4.7 million, net of offering costs.

On August 23, 2016, we closed the sale of an aggregate of 6,325,000 shares of our common stock at a public offering price of $10.00 per share. The shares were issued pursuant to a prospectus supplement filed with the SEC on August 17, 2016, and related prospectus, pursuant to the shelf registration statement. We received net offering proceeds of approximately $59.2 million, net of underwriting discounts and commissions and offering costs.

Our primary uses of cash are to fund operating expenses, primarily related to research and development product candidate expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash and short-term investments as of December 31, 2016 will be sufficient to meet our anticipated cash requirements through the third quarter of 2018, even without taking into account potential future milestone payments to us. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the achievement of milestones and/or exercise of options under our agreements with GSK, Bayer and Celgene;
•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our therapeutic candidates and potential therapeutic candidates;
•	the number and characteristics of therapeutic candidates that we pursue;
•	the progress, costs and results of our clinical trials;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory requirements;
•	funding we may receive under any new collaborations we may enter into or new government grants we may be awarded in the future;
•	the costs and timing of hiring new employees to support our continued growth; and
•	the costs and timing of procuring clinical supplies of our therapeutic candidates.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash used in operating activities	$(36,936)	$(75,138)	$(84,497)
Cash (used in) provided by investing activities	(29,703)	83,666	(98,378)
Cash provided by financing activities	65,148	1,778	2,082

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2016 was $36.9 million. The net loss of $103.1 million was offset by non-cash charges of $1.8 million for depreciation and amortization and $11.1 million for stock-based compensation expense. The change in net operating assets of $53.3 million was due primarily to a decrease of $68.2 million in accounts receivable as a result of collection in 2016 of payments related to the achievement of the $70.0 million safety milestone during 2015 from Celgene based on an analysis of Phase Ib and blinded interim Phase II clinical trial safety data associated with the demcizumab (anti-DLL4, OMP-21M18) program. The decrease in deferred revenue is due to the amortization of upfront and milestone payments from the GSK, Bayer and Celgene arrangements of $21.3 million. The remaining net change in operating assets which increased cash was a result of an increase in accrued clinical liabilities of $9.6 million offset by a decrease in accounts payable of $1.8 million and accrued liabilities of $3.1 million due to timing of payments.

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

Cash used in operating activities for the year ended December 31, 2014 was $84.5 million. The net loss of $50.0 million was offset by non-cash charges of $1.4 million for depreciation and amortization and $6.2 million for stock-based compensation. The change in net operating assets of $42.1 million was due primarily to a decrease of $35.1 million in deferred revenue due to the recognition of revenue for the achievement of a $11.0 million development milestone for dosing the first patient in the Phase II portion of the anti-Notch2/3 “ALPINE” clinical trial in the second indication of our tarextumab (anti-Notch2/3, OMP-59R5) program and the amortization of upfront and milestone payments from the GSK, Bayer and Celgene arrangements in the amount of $24.1 million. There was also a $7.1 million increase in tax receivable, $3.9 million increase in accrued clinical liabilities, $1.5 million increase in accounts payable and accrued liabilities, $10.8 million decrease in income tax payable, $10.3 million decrease in deferred tax asset, $1.2 million decrease in prepaid and other assets, and $0.6 million decrease in deferred rent.

Cash Flows from Investing Activities

Cash used in investing activities for the years ended December 31, 2016, 2015 and 2014 was comprised of purchases of short-term investments amounting to $207.3 million, $128.8 million and $436.9 million, respectively, offset by maturities of short-term investments amounting to $178.7 million, $213.8 million and $340.3 million, respectively. Acquisition of property and equipment for the years ended December 31, 2016, 2015 and 2014, amounted to $1.2 million, $1.4 million and $1.8 million, respectively.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2016 was comprised of aggregate net proceeds of $63.9 million received from the sale of shares of our common stock through our underwritten public offering that closed on August 23, 2016 and from our at-the-market offering program and aggregate proceeds of $1.2 million received from the issuance of common stock upon the exercise of stock options and from purchases of common stock under our Employee Stock Purchase Plan.

Cash provided by financing activities for the years ended December 31, 2015 and 2014 was due to the proceeds from the issuance of common stock upon the exercise of stock options and from purchases of common stock under our Employee Stock Purchase Plan of $1.8 million and $2.1 million, respectively.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2016 (in thousands):

	Payments Due by Period
Contractual Obligations:	Less than 1 year	2 to 3 Years	4 to 5 Years	More Than 5 Years	Total
Operating leases (1)	$1,707	$4,729	$5,067	$18,810	$30,313

(1)	Operating leases include total future non-cancelable obligations under operating lease agreement.

The Company leases office and laboratory facilities in Redwood City, California under a lease agreement that expires in January 2019 and includes a lease extension option for two additional three-year terms. During the fourth quarter of 2016, the Company signed an amendment to the lease agreement to extend the lease term through May 2028, with an option to extend the lease for an additional three-year term.

The amendment to the lease agreement includes a 10-year cancelable lease agreement for additional office and laboratory space that expires in May 2028, subject to the Company’s three-year lease extension option described above.  The base rent obligation on this additional space is estimated to commence in June 2018 and the total estimated base rent payments over the life of the lease are approximately $13.8 million.  In addition to the base rent payments, the Company will be obligated to pay certain customary amounts for the Company’s share of operating expenses and tax obligations. The Company has the right to terminate the lease agreement for this additional space prior to September 16, 2017 and the exercise of such cancelation would not result in an economic penalty to the Company.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements or any holdings in variable interest entities.

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

Revenue Recognition

We generate substantially all of our revenue from collaborative research and development agreements with pharmaceutical companies. Under collaboration agreements, we may receive non-refundable upfront payments, funding for research and development services, milestones, other contingent payments and royalties. In assessing the appropriate revenue recognition related to a collaboration agreement, we first determine whether an arrangement includes multiple elements, such as the delivery of intellectual property rights and research and development services. These multiple element arrangements are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting. The determination of stand-alone value is generally based on whether any deliverable has stand-alone value to the customer. We determine how to allocate arrangement consideration to identified units of accounting based on the selling price hierarchy provided under the relevant guidance. The estimated fair value of deliverables under the arrangement may be derived using a best estimate of selling price if vendor-specific objective evidence and third-party evidence are not available. Deliverables under the arrangement will be separate units of accounting provided that a delivered item has value to the customer on a stand-alone basis and if the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

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

Other contingent payments received for which payment is contingent solely on the results of a collaborative partner’s performance are not accounted for using the milestone method. Such bonus payments will be recognized as revenue when collectability is reasonably assured.

Options are considered substantive if, at the inception of the arrangement, we are at risk as to whether the collaboration partner will choose to exercise the option. Factors that we consider in evaluating whether an option is substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the arrangement without exercising the option, the cost to exercise the option and the likelihood that the option will be exercised. For arrangements under which an option is considered substantive, we do not consider the item underlying the option to be a deliverable at the inception of the arrangement and the associated opt-in payments are not included in allocable arrangement consideration, assuming the option is not priced at a significant and incremental discount. Conversely, for arrangements under which an option is not considered substantive or if an option is priced at a significant and incremental discount, we would consider the item underlying the option to be a deliverable at the inception of the arrangement and a corresponding amount would be included in allocable arrangement consideration. All of the options included in our collaboration arrangements have been determined to be substantive, and none of the options are priced at a significant and incremental discount.

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

Stock-Based Compensation

We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. Stock-based compensation expense was $11.1 million, $10.8 million and $6.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

•

Volatility—The expected volatility is derived from a blend of the historical volatilities of the Company’s own common stock and of the common stock of comparable publicly listed biopharmaceutical companies over a period approximately equal to the expected term of the stock option grants because we have limited information on the volatility of our common stock due to no significant trading history. The comparable companies were chosen based on their similar size, stage in the life cycle, and financial leverage in comparison to us.

•

Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the awards.

•	Expected dividend—The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

In addition to the assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation for our awards. We continue to use judgment in evaluating the expected volatility and forfeiture rates used for our stock-based compensation calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to the estimates of our expected volatility, expected terms, and forfeiture rates, which could materially impact our future stock-based compensation expense.

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

Newly Adopted and Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers: Topic 606, to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective application of ASU 2014-09 to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective application of ASU 2014-09 with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In March, April, May and December 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients to provide supplemental adoption guidance and clarification to ASU 2014-09 and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively. The effective date for these new standards is the same as the effective date and transition requirements for ASU 2014-09. We expect to adopt ASU 2014-09 in the first quarter of 2018 using the modified retrospective method.

The adoption of ASU 2014-09 may have a material effect on our financial statements. To date, we have derived our revenues from collaboration agreements. The consideration we are eligible to receive under these agreements includes upfront payments, research and development funding, and milestone payments. Each collaboration agreement is unique and will need to be assessed separately under the five-step process under the new standard. We have started our preliminary assessment of our active license and collaboration agreements. We expect that our evaluation of the accounting for collaboration agreements under the new revenue standard could identify material changes from the current accounting treatment. ASU 2014-09 differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments. Under our current accounting policy, we recognize milestone revenue using the milestone method specified in ASC 605-28, which generally results in the recognition of the milestone payment as revenue in the period that the milestone is achieved. However, under the new accounting standard, it is possible to start to recognize milestone revenue before the milestone is achieved, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. In addition, the current accounting standards include a presumption that revenue from up-front non-refundable fees would be recognized ratably over the performance period, unless another attribution method was determined to more closely approximate the delivery of the goods or services to the customer. The new accounting standard does not have a presumption that entities would default to a ratable attribution approach and will require entities to determine an appropriate attribution method using either output or input methods. As such, the amount and timing of revenue recognition for our collaboration agreements may change under the new revenue standard.

In August 2014, the FASB issued ASU No.2014-15 (Subtopic 205-40) “Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance about management’s responsibility to evaluate whether or not there is substantial doubt about the Company’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and for interim and annual periods therein with early adoption permitted. We adopted this guidance in the fourth quarter of 2016. The adoption of the standard did not have material impact on our financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases.” ASU 2016-02 amends a number of aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. The guidance will become effective for us beginning in the first quarter of 2019 and is required to be adopted using a modified retrospective approach. Early adoption is permitted. While we are currently evaluating the impact of the adoption of this standard on our financial statements, we anticipate recognition of additional assets and corresponding liabilities related to leases on our Balance Sheets.

In March 2016, the FASB issued ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of employee share-based payment accounting, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance will become effective for us beginning in the first quarter of 2017. Early adoption is permitted. We plan to adopt the guidance in the first quarter of 2017. We are evaluating the impact of the adoption of this standard on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.

Interest Rate Sensitivity

We had cash and short-term investments of $184.6 million and $157.3 million as of December 31, 2016 and 2015, respectively, which consisted of bank deposits and U.S. Treasury Bills. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt as of December 31, 2016 or 2015.

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

Foreign Currency Exchange Rate Sensitivity

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in Euro and British Sterling. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward foreign exchange contracts, nor did we in the year ended December 31, 2016. In the years ended December 31, 2016 and 2015, all foreign transactions settled on the applicable spot exchange basis at the time such payments were made.

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

ONCOMED PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

OncoMed Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of OncoMed Pharmaceuticals, Inc. (the Company) as of December 31, 2016 and 2015, and the related statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OncoMed Pharmaceuticals, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

March 9, 2017

OncoMed Pharmaceuticals, Inc.

Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash	$36,953	$38,444
Short-term investments	147,620	118,835
Accounts receivable and other receivables	2,515	70,699
Prepaid and other current assets	2,495	3,277
Total current assets	189,583	231,255
Property and equipment, net	4,471	4,825
Other assets	1,428	1,807
Total assets	$195,482	$237,887
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,890	$6,660
Accrued liabilities	8,599	11,475
Accrued clinical liabilities	21,854	12,221
Current portion of deferred revenue	20,510	21,543
Current portion of deferred rent	—	738
Liability for shares issued with repurchase rights	—	4
Total current liabilities	55,853	52,641
Deferred revenue, less current portion	159,373	179,612
Deferred rent, less current portion	2,917	1,729
Non-current income tax payable	367	354
Total liabilities	218,510	234,336
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2016 and 2015; no shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized at December 31, 2016 and 2015; 37,114,589 shares and 30,116,633 shares issued and outstanding at December 31, 2016 and 2015, respectively	37	30
Additional paid-in capital	389,620	313,344
Accumulated other comprehensive income	260	20
Accumulated deficit	(412,945)	(309,843)
Total stockholders’ equity (deficit)	(23,028)	3,551
Total liabilities and stockholders’ equity (deficit)	$195,482	$237,887

See accompanying notes to the financial statements.

OncoMed Pharmaceuticals, Inc.

Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Collaboration revenue	$21,277	$25,216	$39,559
Other revenue	3,876	683	—
Total revenue	25,153	25,899	39,559
Operating expenses:
Research and development	109,713	92,873	76,430
General and administrative	18,827	18,583	13,753
Total operating expenses	128,540	111,456	90,183
Loss from operations	(103,387)	(85,557)	(50,624)
Interest and other income, net	299	170	105
Loss before income taxes	(103,088)	(85,387)	(50,519)
Income tax provision (benefit)	14	20	(509)
Net loss	$(103,102)	$(85,407)	$(50,010)
Net loss per common share, basic and diluted	$(3.14)	$(2.84)	$(1.69)
Shares used to compute net loss per common share, basic and diluted	32,859,554	30,028,684	29,664,326

See accompanying notes to the financial statements.

OncoMed Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(103,102)	$(85,407)	$(50,010)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of tax	240	37	(31)
Total comprehensive loss	$(102,862)	$(85,370)	$(50,041)

See accompanying notes to the financial statements.

OncoMed Pharmaceuticals, Inc.

Statements of Stockholders’ Equity (Deficit)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2013	29,397,964	29	292,505	14	(174,426)	118,122
Issuance of common stock upon exercise of options	381,599	1	1,079	—	—	1,080
Issuance of common stock for ESPP purchase	65,909	—	1,002	—	—	1,002
Vesting of restricted stock	2,105	—	10	—	—	10
Stock-based compensation	—	—	6,194	—	—	6,194
Unrealized loss on available for sale securities	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	(50,010)	(50,010)
Balances at December 31, 2014	29,847,577	30	300,790	(17)	(224,436)	76,367
Issuance of common stock upon exercise of options	195,696	—	597	—	—	597
Issuance of common stock for ESPP purchase	71,226	—	1,181	—	—	1,181
Vesting of restricted stock	2,134	—	10	—	—	10
Stock-based compensation	—	—	10,766	—	—	10,766
Unrealized gain on available for sale securities	—	—	—	37	—	37
Net loss	—	—	—	—	(85,407)	(85,407)
Balances at December 31, 2015	30,116,633	30	313,344	20	(309,843)	3,551
Issuance of common stock under At-the-Market Agreement, net of offering costs	388,166	—	4,739	—	—	4,739
Issuance of common stock upon public offering, net of offering costs	6,325,000	7	59,163	—	—	59,170
Issuance of common stock upon exercise of options	100,679	—	322	—	—	322
Issuance of common stock for ESPP purchase	111,633	—	917	—	—	917
Issuance of common stock upon release of restricted stock units	71,497		—	—	—	—
Vesting of restricted stock	981	—	4	—	—	4
Stock-based compensation	—	—	11,131	—	—	11,131
Unrealized gain on available for sale securities	—	—	—	240	—	240
Net loss	—	—	—	—	(103,102)	(103,102)
Balances at December 31, 2016	37,114,589	$37	$389,620	$260	$(412,945)	$(23,028)

See accompanying notes to the financial statements.

OncoMed Pharmaceuticals, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(103,102)	$(85,407)	$(50,010)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	1,764	1,643	1,430
Gain on disposal of equipment	—	—	(113)
Stock-based compensation	11,131	10,766	6,194
Changes in operating assets and liabilities:
Accounts receivable and other receivables	68,184	(70,657)	2
Income tax refund receivable	—	7,102	(7,102)
Prepaid and other current assets	782	(1,577)	(372)
Other assets	379	121	(781)
Deferred tax assets	—	—	10,331
Accounts payable	(1,770)	2,212	(1,323)
Accrued liabilities	(3,115)	3,662	(176)
Accrued clinical liabilities	9,633	5,392	3,864
Deferred revenue	(21,272)	52,284	(35,059)
Deferred rent	450	(679)	(624)
Income tax payable	—	—	(10,758)
Net cash used in operating activities	(36,936)	(75,138)	(84,497)
Investing activities
Purchases of property and equipment	(1,158)	(1,364)	(1,809)
Proceeds from sale of equipment	—	—	30
Purchases of short-term investments	(207,283)	(128,806)	(436,856)
Maturities of short-term investments	178,738	213,836	340,257
Net cash (used in) provided by investing activities	(29,703)	83,666	(98,378)
Financing activities
Net proceeds from issuance of common stock under At-the-market Agreement	4,739	—	—
Net proceeds from issuance of common stock upon public offering	59,170	—	—
Proceeds from issuance of common stock related to the exercise of options and employee stock plan purchases	1,239	1,778	2,082
Net cash provided by financing activities	65,148	1,778	2,082
Net (decrease) increase in cash	(1,491)	10,306	(180,793)
Cash at beginning of year	38,444	28,138	208,931
Cash at end of year	$36,953	$38,444	$28,138
Supplemental cash flow information:
Accrued liabilities for purchase of property and equipment	$301	$—	$—
Cash paid for income taxes, net	$—	$—	$8,200

See accompanying notes to the financial statements.

OncoMed Pharmaceuticals, Inc.

Notes to the Financial Statements

1. Organization

OncoMed Pharmaceuticals, Inc. (“OncoMed”, the “Company”, “us”, “we”, or “our”) is a clinical-stage biopharmaceutical company focused on discovering and developing novel therapeutics that address the fundamental biology driving cancer’s growth, resistance, recurrence and metastasis. The Company currently has eight therapeutic candidates in clinical development targeting cancer stem cell, or CSC, pathways and immuno-oncology, including its most recent Investigational New Drug, or IND, filing for its anti-TIGIT program. The Company plans to advance a ninth therapeutic candidate toward an IND application with the U.S. Food and Drug Administration, or FDA, in the first half of 2017. The Company is also pursuing discovery of additional novel approaches to cancer treatment, including new immuno-oncology therapeutic candidates. The Company was originally incorporated in July 2004 in Delaware. On July 17, 2013, the Company filed its registration statement on Form S-1 (File No. 333-181331) relating to the initial public offering of its common stock with the SEC and was closed on July 23, 2013. The Company’s operations are based in Redwood City, California and it operates in one segment.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and short-term investments. Cash and short-term investments are invested through banks and other financial institutions in the United States. Such deposits may be in excess of insured limits. The Company maintains cash and investments with various high credit quality and capitalized financial institutions.

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

Impairment of Long-Lived Assets

The carrying value of long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2016, there have been no such impairment losses.

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

Payments related to options to license the Company’s program candidates are considered substantive if, at the inception of the arrangement, the Company is at risk as to whether the collaboration partner will choose to exercise the option. Factors that the Company considers in evaluating whether an option is substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the arrangement without exercising the option, the cost to exercise the option and the likelihood that the option will be exercised. For arrangements under which an option is considered substantive, the Company does not consider the item underlying the option to be a deliverable at the inception of the arrangement and the associated opt-in payments are not included in allocable arrangement consideration, assuming the option is not priced at a significant and incremental discount. Conversely, for arrangements under which an option is not considered substantive or if an option is priced at a significant and incremental discount, the Company would consider the item underlying the option to be a deliverable at the inception of the arrangement and a corresponding amount would be included in allocable arrangement consideration.

Customer Concentration

Customers whose collaboration revenue accounted for 10% or more of total revenues were as follows:

	Year Ended December 31,
	2016	2015	2014
GlaxoSmithKline LLC (“GSK”)	*	25%	31%
Bayer Pharma AG (“Bayer”)	*	14%	30%
Celgene Corporation (“Celgene”)	87%	61%	39%

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

Leases

The Company rents its office space and facilities under cancelable and non-cancelable operating lease agreements and recognizes related rent expense on a straight-line basis over the term of the lease. The Company’s lease agreements contain rent holidays, scheduled rent increases, lease incentives and renewal options. Rent holidays and scheduled rent increases are included in the determination of rent expense to be recorded over the lease term. Lease incentives are recognized as a reduction of rent expense on a straight-line basis over the term of the lease. The Company does not assume renewals in its determination of the lease term unless they are deemed to be reasonably assured at the inception of the lease. The Company begins recognizing rent expense on the date that the Company obtains the legal right to use and control the leased space.

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common shares and common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, potentially dilutive securities consisting of stock options and restricted stock units are considered to be common stock equivalents and were excluded in the calculation of diluted net loss per common share because their effect would be anti-dilutive for all periods presented.

Newly Adopted and Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers: Topic 606, to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company in its first quarter of fiscal 2018 using either of two methods: (i) retrospective application of ASU 2014-09 to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective application of ASU 2014-09 with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In March, April, May and

December 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients to provide supplemental adoption guidance and clarification to ASU 2014-09 and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively. The effective date for these new standards is the same as the effective date and transition requirements for ASU 2014-09. The Company expects to adopt ASU 2014-09 in the first quarter of 2018 using the modified retrospective method.

The adoption of ASU 2014-09 may have a material effect on the Company’s financial statements. To date, we have derived our revenues collaboration agreements. The consideration the Company is eligible to receive under these agreements includes upfront payments, research and development funding, and milestone payments. Each collaboration agreement is unique and will need to be assessed separately under the five-step process under the new standard. The Company has started its preliminary assessment of our active license and collaboration agreements. The Company expects that its evaluation of the accounting for collaboration agreements under the new revenue standard could identify material changes from the current accounting treatment. ASU 2014-09 differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments. Under our current accounting policy, the Company recognizes milestone revenue using the milestone method specified in ASC 605-28, which generally results in the recognition of the milestone payment as revenue in the period that the milestone is achieved. However, under the new accounting standard, it is possible to start to recognize milestone revenue before the milestone is achieved, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. In addition, the current accounting standards include a presumption that revenue from up-front non-refundable fees would be recognized ratably over the performance period, unless another attribution method was determined to more closely approximate the delivery of the goods or services to the customer. The new accounting standard does not have a presumption that entities would default to a ratable attribution approach and will require entities to determine an appropriate attribution method using either output or input methods. As such, the amount and timing of revenue recognition for the Company’s collaboration agreements may change under the new revenue standard.

In August 2014, the FASB issued ASU No. 2014-15 (Subtopic 205-40) “Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance about management’s responsibility to evaluate whether or not there is substantial doubt about the Company’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and for interim and annual periods therein, with early adoption permitted. The Company adopted this guidance in the fourth quarter of 2016. The adoption of the standard did not have material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases.” ASU 2016-02 amends a number of aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. The guidance will become effective for us beginning in the first quarter of 2019 and is required to be adopted using a modified retrospective approach, with early adoption permitted. While the Company is currently evaluating the impact of the adoption of this standard on its financial statements, the Company anticipates recognition of additional assets and corresponding liabilities related to leases on its Balance Sheets.

In March 2016, the FASB issued ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of employee share-based payment accounting, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance will become effective for the Company beginning in the first quarter of 2017, with early adoption permitted. The Company plans to adopt the guidance in the first quarter of 2017. The Company is evaluating the impact of the adoption of this standard on its financial statements.

3. Cash and Investments

The fair value of securities, not including cash at December 31, 2016 and 2015 were as follows (in thousands):

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. treasury bills	$147,360	$260	$—	$147,620
Total	$147,360	$260	$—	$147,620
Classified as:
Short-term investments				$147,620

As of December 31, 2016, the Company had a total of $184.6 million in cash and short-term investments, which includes $37.0 million in cash and $147.6 million in short-term investments.

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. treasury bills	$118,815	$40	$(20)	$118,835
Total	$118,815	$40	$(20)	$118,835
Classified as:
Short-term investments				$118,835

As of December 31, 2015, the Company had a total of $157.3 million in cash and short-term investments, which includes $38.5 million in cash and $118.8 million in short-term investments.

All available-for-sale securities held as of December 31, 2016 and 2015 had contractual maturities of less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury bills	$—	$147,620	$—	$147,620
Total	$—	$147,620	$—	$147,620

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury bills	$—	$118,835	$—	$118,835
Total	$—	$118,835	$—	$118,835

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

5. Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2016	2015
Computer equipment and software	$1,897	$1,828
Furniture and fixtures	527	498
Laboratory equipment	11,452	10,286
Leasehold improvements	9,095	9,064
	22,971	21,676
Less accumulated depreciation and amortization	(18,500)	(16,851)
Property equipment, net	$4,471	$4,825

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $1.8 million, $1.6 million and $1.4 million, respectively.

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Research and development related	$3,143	$4,941
Compensation related	4,922	6,019
Other	534	515
Total accrued liabilities	$8,599	$11,475

7. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory facilities in Redwood City, California under a lease agreement that expires in January 2019 and includes a lease extension option for two additional three-year terms. During the fourth quarter of 2016, the Company signed an amendment to the lease agreement to extend the lease term through May 2028 with an option to extend the lease for additional three-year term.

The amendment to the lease agreement includes a 10-year cancelable lease agreement for additional office and laboratory space that expires in May 2028, subject to the Company’s three-year lease extension option described above.  The base rent obligation on this additional space is estimated to commence in June 2018 and the total estimated base rent payments over the life of the lease are approximately $13.8 million.  In addition to the base rent payments, the Company will be obligated to pay certain customary amounts for the Company’s share of operating expenses and tax obligations. The Company has the right to terminate the lease agreement for this additional space prior to September 16, 2017 and the exercise of such cancelation would not result in an economic penalty to the Company.

As of December 31, 2016, minimum annual rental payments under the Company’s non-cancelable operating lease agreement are as follows (in thousands):

Year ending December 31,
2017	$1,707
2018	2,323
2019	2,406
2020	2,490
2021 and thereafter	21,387
Total minimum payments	$30,313

In prior years, the landlord provided the Company a tenant improvement allowance for a total of $7.3 million to complete the office and laboratory expansion. The Company recorded the tenant improvement allowance received as leasehold improvements under the property and equipment account and deferred rent liability on the accompanying balance sheets.

The operating lease agreement contains rent escalation provisions and tenant improvement allowances. The total rent obligation is being expensed ratably over the term of the agreement.  Rent expense for years ended December 31, 2016, 2015 and 2014, was $1.6 million, $1.3 million and $1.3 million, respectively.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws, and pursuant to indemnification agreements with certain of its officers and directors, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period lasts as long as an officer or director may be subject to any proceeding arising out of acts or omissions of such officer or director in such capacity.

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

8. License Agreement

In 2004, the Company assumed an exclusive, worldwide license agreement with the University of Michigan relating to the use of certain patents and technology relating to its CSC technology for which an up-front fee of $10,000 had been paid and the Company issued 7,796 shares of its common stock. Pursuant to the agreement, the Company is obligated to make low single-digit royalty payments to the University of Michigan on net sales of its or its licensees products and processes covered under the agreement, pay an annual license maintenance fee, and reimburse the University of Michigan for costs of prosecution and maintenance of the licensed patents which reduces future royalty obligations. With respect to one family of licensed patent applications that does not relate to any of the Company’s lead therapeutic programs, the Company is also required to pay a tiered, single-digit percentage of any sublicense revenues, including any upfront or milestone payments, received from any sublicensees under such family of patents. Once the University of Michigan has received $10.0 million in royalties, the Company may at its option convert the license to a fully paid-up license provided the Company transfers additional shares of nonvoting common stock equal to 0.25% of the fully diluted shares then outstanding to the

University of Michigan. The amounts incurred for patent legal costs amounted to $69,000, $65,000 and $158,000 for the years ended December 31, 2016, 2015 and 2014, respectively, all of which has been recorded as general and administrative expense in the statements of operations.

9. Supply and License Agreements

In June 2006, the Company entered into a subscription and license agreement with MorphoSys AG to obtain a research license and access to certain technology libraries, antibodies and support services. The Company paid technology access and subscription fees from the date of signing through 2008 of €650,000 (approximately $919,000) and €250,000 (approximately $350,000) in 2009. The Company obtained from MorphoSys AG an extended research license that may be renewed by the Company on an annual basis through 2020, subject to an annual fee of €20,000 (approximately $22,000). Additionally, the Company may owe MorphoSys AG up to €5.8 million (approximately $6.3 million) in future milestone payments for each product developed using the licensed antibodies if all milestone events are achieved, primarily in Phase III clinical trials and later development. GSK would reimburse the Company for 50% of such payments for tarextumab (Anti-Notch2/3, OMP-59R5) under the MorphoSys agreement, and we have received a total of $992,000 from GSK in such reimbursements through December 31, 2016.

In April/May 2008, the Company obtained commercial licenses to two antibodies identified from the licensor’s library of antibodies, and must make additional payments to MorphoSys AG for these licenses. GSK reimburses the Company for 50% of the license payments for the first antibody, which is used in the tarextumab program under the Company’s collaboration with GSK, while the Company is responsible for all the license payments for the second antibody, which is used in the vantictumab (anti-Fzd, OMP-18R5) program under its collaboration with Bayer. There were no payments made for the licensed antibodies nor reimbursements received from GSK during the years ended December 31, 2016, 2015 and 2014.

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

Research and development milestones in the Company’s strategic alliances may include the following types of events:

•	Completion of pre-clinical research and development work leading to selection of product clinical candidates.
•	Advancement of candidates into clinical development, which may include filing of investigational new drug (“IND”) applications.
•	Initiation of Phase I, Phase II or Phase III clinical trials.
•	Achievement of certain scientific or development events.

Regulatory milestones may include the following types of events:

•	Filing of regulatory applications for marketing approval such as a New Drug Application in the United States, or a Marketing Authorization Application in Europe.
•	Marketing approval in a major market, such as the United States, Europe or Japan.

Commercialization milestones may include the following types of events:

•	Product sales in excess of pre-specified thresholds.

Summary of Collaboration Related Revenue

The Company has recognized the following revenues from its collaboration agreements during the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
GSK:
Recognition of upfront payment	$576	$1,123	$1,248
Milestone revenue	—	5,000	11,000
Other revenue	639	363	—
GSK total	1,215	6,486	12,248
Bayer:
Recognition of upfront payments	648	3,518	9,756
Milestone revenue	—	—	2,000
Other revenue	1,457	—	—
Bayer total	2,105	3,518	11,756
Celgene:
Recognition of upfront payment	20,053	13,055	13,055
Milestone revenue	—	2,520	2,500
Other revenue	1,780	320	—
Celgene total	21,833	15,895	15,555
Total collaboration related revenue	$25,153	$25,899	$39,559

GSK Strategic Alliance

On December 7, 2007, the Company entered into a Collaboration and Option Agreement with GSK. The agreement was formed to discover, develop and market novel antibody therapeutics to target CSCs. The agreement gives GSK the option to obtain an exclusive license for certain product candidates targeting the Notch signaling pathway.

Under the original agreement, the Company had a research obligation to provide GSK four antibodies that meet specified selection criteria and was responsible for the development of two antibodies through clinical proof-of-concept, or POC, generally considered to be at the end of certain Phase II clinical trials. There is no further obligation by the Company to perform development once these are achieved. Upon exercise of its option, GSK obtains an exclusive worldwide license to the antibody, assumes full financial responsibility for funding further clinical development and commercialization and will be obligated to make payments to the Company for further development and commercialization milestones and royalties on product sales.

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

In July 2011, the Company amended the terms of its development agreement with GSK to focus the collaboration entirely on the development of two product candidates, tarextumab (anti-Notch2/3, OMP-59R5) and brontictuzumab (anti-Notch1, OMP-52M51). The Company was entitled to receive additional funding from GSK to support certain of its development activities conducted in relation to one of these product candidates, up to a maximum of $2.0 million.

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

In January 2015, the Company enrolled the first biomarker-selected patient in the expansion stage of the brontictuzumab (anti-Notch1, OMP-52M51) Phase Ia trial in solid tumors. The advancement to the predictive biomarker expansion stage triggered a $5.0 million substantive milestone payment from GSK, which the Company recognized as collaboration revenue in 2015. In addition, the Company recognized $0.4 million revenue for the reimbursement of research and development costs for services performed in 2015.

On October 31, 2016, GSK provided written notice to the Company that it was terminating its option to obtain an exclusive license to develop and commercialize brontictuzumab. After such termination became effective on January 29, 2017, the Company retained worldwide rights to brontictuzumab. Under certain circumstances, the Company may owe GSK single-digit percentage royalties on net product sales of brontictuzumab, subject to a cap.

The Company revised the estimated periods of performance and extended the amortization of the upfront payment to March 2017, which caused a $0.1 million decrease in revenue in 2016.

As of December 31, 2016, the Company was eligible to receive in its collaboration with GSK with respect to tarextumab $319.5 million in future development milestone payments and contingent consideration, including a $25.0 million opt-in payment and development, regulatory and commercialization payments in addition to percentage royalties in the low double digits to high teens on net product sales. The Company has earned $25.0 million in the aggregate from GSK with respect to tarextumab through December 31, 2016.  If GSK elects not to exercise its option for tarextumab during its option period, or if GSK terminates the tarextumab program, the Company will have worldwide rights to such program.

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

The option for Bayer to obtain an exclusive license to any of the biologics therapeutic product candidates commences on the effective date of the agreement and extends for a specified time period. The Company is responsible for all preclinical and development costs for each biologic product candidate up to the end of a defined early clinical development stage. Once Bayer exercises its option to obtain an exclusive license to a class of biologic therapeutic products, it assumes full financial responsibility for funding further clinical development and commercialization of such product candidates.

The Company received an upfront payment of $40.0 million and is eligible to receive aggregate development, regulatory approval and commercialization milestone or post-opt-in contingent consideration payments up to $387.5 million for each biologic and $112.0 million for each small molecule candidate. The upfront payment was recorded as deferred revenue and is being amortized to revenue over the Company’s estimated period of performance. Upon product sales, the Company is eligible to receive royalties that adjust depending on sales volume.

The Company achieved a $20.0 million development milestone related to the acceptance of the IND for the vantictumab (anti-Fzd, OMP-18R5) product candidate during the year ended December 31, 2011 that was determined to be substantive and at risk at the inception of the arrangement and, as such, was recognized in the period the milestone was achieved.

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

In August 2013, the Company and Bayer entered into Amendment 2 to the Collaboration and Option Agreement. The amendment confirms the achievement of a development milestone of $10.0 million for dose escalation of vantictumab in Phase Ia as well as agreement on the Phase Ib trial design. In addition, the amendment excludes a target that is not being developed under the collaboration. This amendment was not considered a material modification for accounting or reporting purposes. In October 2013, the Company achieved a $15.0 million development milestone related to Phase I dose escalation in its ipafricept program under its agreement with Bayer. The two milestones totaling $25.0 million were determined to be substantive and at risk at the inception of the agreement and, as such, were recognized in the period the milestones were achieved.

In September 2014, the Company earned $2.0 million in milestone payments from Bayer as a result of the commencement of preclinical development of a small molecule product candidate. The $2.0 million milestone was determined to be substantive and at risk at the inception of the agreement and, as such, was recognized in the period the milestone was achieved.

In November 2015, the Company further amended its agreement with Bayer to allow the Company the right to add, in its sole discretion, an additional dose escalation cohort of six patients to each of its Phase Ib trial of vantictumab in combination with standard-of-care therapy in breast cancer and its Phase Ib trial of ipafricept in combination with standard-of-care therapies in ovarian cancer. In addition, the Company agreed with Bayer to add six additional patients to the expansion cohort of each of these Phase Ib trials. Bayer agreed to reimburse the Company for out-of-pocket expenses it incurs in connection with the inclusion of the additional patients in these trials.

The Company revised the estimated periods of performance and extended the amortization of the upfront payment to June 2017, which caused a $0.1 million decrease in revenue in 2016.

As of December 31, 2016, the Company was eligible to receive up to $10.0 million in future development milestone payments in its collaboration with Bayer for the Company’s development of biologic product candidates, prior to the point that Bayer exercises its options. The Company is eligible to receive up to $55.0 million if Bayer exercises its options for biologic product candidates. Bayer will be responsible for all further development and commercialization following the exercise of an option for a product candidate. The Company is eligible to receive up to $22.0 million in development milestone payments for the small molecule candidates. If Bayer successfully develops and commercializes all of the product candidates for more than one indication, the Company could receive contingent consideration payments of up to $185.0 million for the achievement of regulatory events (up to $135.0 million for biologics and $50.0 million for small molecules) and up to $1.0 billion upon the achievement of specified future product sales (up to $862.5 million for biologics and $140.0 million for small molecules). As all contingent consideration is based solely on the performance of Bayer, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the agreement with Bayer.

Celgene Strategic Alliance

In December 2013, the Company entered into a Master Research and Collaboration Agreement (the Agreement) with Celgene pursuant to which the Company and Celgene will collaborate on research and development programs directed to the discovery and development of novel biologic therapeutic programs to target CSCs, and, if Celgene exercises an option to do so, the discovery, development and commercialization of novel small molecule therapeutic programs to target CSCs. Pursuant to the biologic therapeutic programs, the Company will conduct further development of demcizumab, navicixizumab, biologic therapeutics directed to targets in the RSPO-LGR signaling pathway, including anti-RSPO3 (OMP-131R10), and biologic therapeutics directed to targets in an undisclosed pathway. Celgene has options to obtain exclusive licenses to develop further and commercialize biologic therapeutics in specified programs, which may be exercised during time periods specified in the agreement through the earlier of completion of certain clinical trials or the twelfth anniversary of the date of the Agreement.  The Company at its option may enter into co-commercialization and co-development agreements for five of the six biologic programs. Prior to the expiration of Celgene’s options under the Agreement, the Company will provide research and development services and the resultant data to Celgene for analysis in order for Celgene to determine whether or not to exercise its options.

Pursuant to the Agreement, the Company leads the discovery and development of each biologic therapeutic product prior to Celgene’s exercise of its option for the applicable program. With respect to biologic therapeutics targeting the RSPO-LGR signaling pathway and the undisclosed pathway, prior to Celgene’s exercise of its option for a given program, Celgene is required to designate each program for which it wishes to retain the right to exercise its option, based on data generated by the Company, for up to a maximum of four programs. The Company is entitled to receive certain fees for each program that Celgene designates. Celgene has the right to designate programs until December 2, 2017, with an option to extend for another two years upon payment of an extension fee. Following such designation(s), Celgene will have the right to exercise its option for each such program through the earlier of completion of certain clinical trials or the twelfth anniversary of the date of the Agreement.

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

Under the terms of the Agreement, the Company received an upfront cash payment of $155.0 million. In addition, Celgene purchased 1,470,588 shares of the Company’s common stock at a price of $15.13 per share, resulting in gross proceeds of $22.2 million. The price paid by Celgene for the common stock represented a premium over the closing price of the Company’s common stock on the date of the Agreement. The Company accounted for the $1.7 million premium as additional consideration under the Agreement and the common stock was recorded at its fair market value of $20.5 million. The Company is also eligible to receive opt-in payments upon Celgene’s exercise of the option for each biologic therapeutic program. The collaboration also includes milestone payments for achievement of specified development, regulatory and commercial milestones, paid on a per-product and per-program basis. The payments for option exercise, program designation and achievement of development, regulatory and commercial milestones may total up to (1) $791.0 million for products in the demcizumab program, including a $70.0 million opt-in payment, (2) $505.0 million for products in the navicixizumab program, including a

$25.0 million opt-in payment, (3) approximately $442.8 million for products in the anti-RSPO3 program, including an approximately $37.8 million opt-in payment, (4) $440.0 million for products in the anti-TIGIT program, including a $35.0 million opt-in payment, (5) $440.0 million for each of up to two additional biologic programs achieving regulatory approval that are directed to targets in either the RSPO-LGR signaling pathway and the undisclosed pathway for which Celgene exercises its option, and (6) $107.0 million for products in the small molecule therapeutic program.

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

The Agreement will terminate upon the expiration of all of Celgene’s payment obligations under all license or co-development and co-commercialization agreements entered into with respect to programs following Celgene’s exercise of an option for a given program, or if all of Celgene’s options under the Agreement expire without Celgene exercising any of its options. The Agreement will also terminate, on a program-by-program basis, on the expiration of the option term, if Celgene fails to exercise its option for such program. The Company may also terminate the Agreement with respect to one or more programs in the event that Celgene challenges the licensed patents with respect to such program.

If Celgene does not exercise its option with respect to a biologic therapeutic program before such option expires, the Company retains worldwide rights to such program, except that if Celgene exercises its option to obtain a license for either the demcizumab or the navicixizumab program, then for so long as such license is in effect, the Company cannot develop or commercialize products under the other of such two programs. In addition, under certain termination circumstances, the Company would also have worldwide rights to the terminated biologic therapeutic programs.

The Company’s deliverables under the arrangement with Celgene are research and development services, including the obligation that the Company provides the resultant data to Celgene, which are accounted for as a single unit of accounting. The Company has determined that the options to license programs are substantive options. Additionally, as a result of the uncertain outcome of the discovery, research and development activities, the Company is at risk with regard to whether Celgene will exercise the options. Accordingly, the options are not considered deliverables at the inception of the arrangement and the associated opt-in payments are not included in allocable arrangement consideration. The Company has identified the initial arrangement consideration to be approximately $156.7 million which will be recognized on a straight-line basis over the estimated period of performance of 12 years. Due to the uncertain timeline associated with the deliverables at the outset of the Agreement, the Company determined it will use 12 years, which is the maximum period under the Agreement for Celgene to exercise its options. The Company will reevaluate the estimated performance period at each reporting period.

In November 2014, the Company received a designation notice from Celgene relating to the Company’s anti-RSPO3 product candidate, OMP-131R10, which is currently in preclinical testing. This designation triggered a $2.5 million payment due to the Company from Celgene under the Celgene Agreement.

In December 2015, the Company achieved the safety milestone and received a designation notice from Celgene for anti-TIGIT (OMP-313M32).  The milestone achievement was based on an analysis of available demcizumab Phase Ib and blinded interim Phase II clinical trial safety.  This milestone achievement and the designation triggered a $70.0 million and $2.5 million payment, respectively, due to the Company from Celgene under the Celgene Agreement. The $70.0 million safety milestone was considered a non-substantive milestone and was recorded as deferred revenue as of December 31, 2015, which will be recognized as revenue ratably over the estimated period of performance. The $2.5 million designation payment was recognized as collaboration revenue in 2015. In addition, the Company recognized $0.3 million revenue for the reimbursement of research and development costs for services performed in 2015.

As of December 31, 2016, the Company was eligible to receive in its collaboration with Celgene up to $15.0 million in future development milestones across all biologic programs, prior to the point that Celgene exercises its options. The Company is also eligible to receive up to approximately $240.0 million of contingent consideration if Celgene exercises all its options for the biologic and small molecule therapeutic programs. Celgene will be responsible for all further development and commercialization following the exercise of the options for specified programs. If Celgene successfully develops and commercializes all of the product candidates, the Company could receive additional contingent consideration of up to approximately $2.8 billion for the achievement of specified development, regulatory, and commercial milestones (up to $2.7 billion for biologics and $95.0 million for small molecules). As all contingent consideration is based solely on the performance of Celgene, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the Agreement.

11. Lonza Sales AG Agreement

In August 2012, the Company entered into a multi-product license agreement with Lonza Sales AG (“Lonza”). This agreement relates to the process development and manufacturing of the Company’s biologics portfolio with Lonza. Under the multi-product license agreement, the Company receives licenses to utilize Lonza’s glutamine synthetase gene expression system and related technologies for commercial production of the Company’s product candidates. Under this license agreement, the Company paid an upfront payment of $488,000 which was recorded to research and development expense during 2012 and is obligated to pay Lonza certain payments up to £1.4 million (approximately $2.3 million) on achievement of specified events for each licensed product, and royalties up to the very low single digits on sales of its licensed products. There has been no further payment made by the Company to Lonza pursuant to the license agreement for the years ended December 31, 2016 and 2015.

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

12. Stockholder’s Equity

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

As of December 31, 2016, a total of 4,208,201 shares of common stock have been authorized under the 2013 Plan. As of December 31, 2016, a total of 3,154,753 shares are subject to options and restricted stock units (“RSUs”) outstanding under the 2013 Plan. There are 1,745,568 shares subject to options outstanding under the 2004 Plan as of December 31, 2016, which will become available for issuance under the 2013 Plan to the extent the options are forfeited or lapse unexercised without issuance of such shares under the 2004 Plan. On January 1, 2017, an additional 1,484,583 shares of our common stock became available for future issuance as a result of the annual increase provision in the 2013 Plan.

Summary of Activity

The following table summarizes the Company’s stock options and RSU award activity under 2004 Plan and 2013 Plan including grants to nonemployees for the periods presented below (in thousands, except exercise prices and contractual life):

	Shares Available for Grant of Options and Awards	Options and Awards Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balances at December 31, 2013	117	2,930	$5.90
Options authorized	1,176	—	—
Options granted	(1,027)	1,027	22.50
RSUs granted	(294)	294	—
Options exercised	—	(382)	2.83
Options forfeited	47	(47)	22.28
Balances at December 31, 2014	19	3,822	10.84
Options authorized	1,194	—	—
Options granted	(1,139)	1,139	21.97
Options exercised	—	(196)	3.05
Options forfeited	63	(63)	13.61
RSUs forfeited	8	(8)	—
Balances at December 31, 2015	145	4,694	14.02
Options authorized	1,205	—	—
Options granted	(225)	225	13.19
RSUs granted	(418)	418	—
Options exercised	—	(101)	3.19
RSU vested	—	(71)	—
Options forfeited	207	(207)	20.34
RSUs forfeited	57	(57)	—
Balances at December 31, 2016	971	4,901	$13.95	5.14	$10,740
Vested and expected to vest— December 31, 2016		4,868	$13.91	5.12	$10,723
Vested—December 31, 2016		2,991	$11.35	4.31	$6,302

Stock Options

The aggregate intrinsic value of options exercised were $0.8 million, $4.2 million and $8.9 million for the years ended December 31, 2016, 2015, and 2014, respectively. The aggregate intrinsic value of stock options outstanding was $6.3 million as of December 31, 2016, which represents the value of the Company’s closing stock price as of December 31, 2016 in excess of the weighted-average exercise price multiplied by the number of options outstanding.

The weighted-average grant date estimated fair value of all options granted were $8.23, $12.99 and $13.90 per share during the years ended December 31, 2016, 2015 and 2014, respectively.

Restricted Stock Units

The total fair value of RSUs vested was $1.6 million during the year ended December 31, 2016. There were no RSUs vested in 2015 and 2014. The aggregate intrinsic value of the non-vested RSUs was $4.4 million as of December 31, 2016.

The weighted-average grant date estimated fair values of RSUs granted were $11.34 and $31.03 during the years ended December 31, 2016 and 2014, respectively.  There were no RSUs granted in 2015.

In March 2014, the Company awarded 293,980 RSUs under the 2013 Plan. The RSUs are generally scheduled to vest at the end of three years at March 31, 2017. However, the vesting of 25% of the awarded RSUs was subject to both a performance-based condition and a service condition.  The performance-based condition was achieved in the fourth quarter of fiscal year 2015. Stock-based compensation expense related to these RSUs were $1.4 million, $3.8 million and $2.3 million for the year ended December 31, 2016, 2015 and 2014, respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period.

As of December 31, 2016, a total of 1,193,620 shares of common stock have been authorized and 944,852 shares of common stock are available for future issuance under the Company’s ESPP. On January 1, 2017, an additional 350,000 shares of our common stock became available for future issuance as a result of the annual increase provision in the ESPP plan.

During the years ended December 31, 2016, 2015 and 2014, employees purchased an aggregate of 111,633 shares, 71,226 shares and 65,909 shares under the Company’s ESPP, respectively, at a weighted-average price per share of $8.21, $16.58 and $15.21, respectively.  During the years ended December 31, 2016, 2015 and 2014, the weighted-average fair value per share granted under the Company’s ESPP were $5.06, $7.00 and $8.11, respectively.

Stock-Based Compensation

Employee stock-based compensation expense was calculated based on awards expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Research and development	$5,892	$6,113	$3,600
General and administrative	5,239	4,653	2,594
Total	$11,131	$10,766	$6,194

As of December 31, 2016, the Company had $14.4 million, $4.6 million and $74,000 of unrecognized compensation expense related to unvested stock options, RSUs and ESPP, respectively, which are expected to be recognized over an estimated weighted-average period of 2.3 years, 1.5 years and 0.2 years, respectively.

Fair Value Disclosures

The fair value of stock options granted and purchases under the Company’s ESPP is estimated using the Black-Scholes option pricing model.

The fair value of stock options granted was estimated as of the grant date using the following assumptions:

	Year Ended December 31,
	2016	2015	2014
Weighted-average volatility	71.9%	62.6%	66.3%
Weighted-average expected term (years)	5.8	6.2	6.2
Risk-free interest rate	1.5%	2.1%	2.1%
Expected dividend yield	—	—	—

The fair value of stock purchase rights granted under the Company’s ESPP was estimated using the following assumptions:

	Year Ended December 31,
	2016	2015	2014
Weighted-average volatility	45.4%–104.5%	51.1%–72.5%	65.7%–115.4%
Weighted-average expected term (years)	0.5	0.5	0.5
Risk-free interest rate	0.26%–0.50%	0.05%–0.08%	0.05%–0.08%
Expected dividend yield	—	—	—

Volatility

Since the Company has limited information on the volatility of its common stock due to no significant trading history, the expected stock price volatility was calculated based on a blend of the historical volatilities of the Company’s own stock and of the common stock of comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle, and financial leverage to the Company.

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

Common Stock Issuance under At-the-Market Agreement

Pursuant to a sales agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), the Company may issue and sell up to $50.0 million of its common stock in one or more at-the-market offerings, under its shelf registration statement on Form S-3 filed on June 12, 2015. Under the ATM Agreement, the Company agreed to pay Cantor Fitzgerald a commission of 3.0% of the aggregate gross proceeds from each sale of its shares thereunder.

For the year ended December 31, 2016, the Company sold 388,166 shares under the ATM Agreement at a weighted average price of $12.59 per share, resulting in aggregate net proceeds of $4.7 million, net of offering costs.

Public Offering of Common Stock

On August 23, 2016, the Company closed the sale of an aggregate of 6,325,000 shares of our common stock, at a public offering price of $10.00 per share. The shares were issued pursuant to a prospectus supplement filed with the SEC on August 17, 2016, and related prospectus, pursuant to the Company’s shelf registration statement on Form S-3 filed on June 12, 2015. The Company received net offering proceeds of approximately $59.2 million, net of underwriting discounts and commissions and offering costs.

13. Income Taxes

For the years ended December 31, 2016 and 2015, the Company recorded an income tax provision of $14,000 and $20,000, respectively, due to interest on uncertain tax positions. For the year ended December 31, 2014, the Company recorded an income tax benefit of $0.5 million due primarily to the recognition of additional tax attributes that can offset alternative minimum tax as a result of the carryback of net operating losses.

Loss before income taxes for the years ended December 31, 2016, 2015 and 2014 was from the United States.

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$13	$19	$(10,841)
State	1	1	1
Total	14	20	(10,840)
Deferred:
Federal	—	—	10,331
State	—	—	—
Total	—	—	10,331
Income tax provision (benefit)	$14	$20	$(509)

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Tax at statutory federal rate	35%	35%	35%
State tax—net of federal benefit	1	3	—
Research and development credit	8	9	12
Change in valuation allowance	(42)	(46)	(45)
Other	(2)	(1)	(1)
Income tax (provision) benefit	—%	—%	1%

Net deferred tax assets as of December 31, 2016 and 2015 consist of the following (in thousands):

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$58,760	$28,833
Accruals	3,520	1,126
Tax credit carryovers	53,047	36,786
Deferred revenue	63,006	70,428
Other	6,668	5,092
Gross deferred tax assets	185,001	142,265
Deferred tax liability	—	(151)
Valuation allowance	(185,001)	(142,114)
Net deferred tax assets	$—	$—

The valuation allowance increased by $42.9 million and $39.3 million for the year ended December 31, 2016 and 2015, respectively. The tax benefit of deductible temporary differences or carryforwards is recorded as a deferred tax asset to the extent that management assesses the realization is “more likely than not.” Future realization of the tax benefit ultimately depends on the existence of sufficient taxable income within the carryback or carryforward period available under the tax law. At December 31, 2016 and 2015, the Company has set up valuation allowances against all federal and state deferred tax assets because based on all available evidence, these deferred tax assets are not more likely than not to be realizable.

At December 31, 2016, the Company had federal and state net operating loss carryforwards aggregating approximately $162.8 million and $98.4 million, respectively. These federal and California net operating loss carryforwards will begin to expire in 2023 and 2017, respectively, if not utilized. At December 31, 2016, the Company also had federal and California research and development credit carryforwards aggregating approximately $51.5 million and $18.0 million, respectively. The federal credits will expire in 2025, if not utilized. California research and development credits have no expiration date. At December 31, 2016, the Company also had federal orphan drug credit and alternative minimum tax carryforwards of approximately $30.7 million and $2.6 million, respectively. The federal orphan drug credits will begin to expire in 2034, if not utilized. Alternative minimum tax credits have no expiration date.

Utilization of the net operating loss and tax credits carryforwards may be limited by “ownership change” rules, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. This annual limitation may result in the expiration of the net operating losses and credits before utilization. The Company has performed an analysis to determine whether an “ownership change” has occurred from inception to December 31, 2016. Based on this analysis, management has determined that $0.7 million in federal and $0.7 million in California net operating losses generated during that period will expire without being used.

The Company recognizes the financial statements effects of a tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination.

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	December 31,
	2016	2015	2014
Balance at beginning of year	$10,022	$5,434	$4,464
Increase related to current year tax provision	4,238	4,668	1,539
Increase related to prior year tax provision	—	10	—
Decrease related to prior year tax provision	—	(90)	(569)
Balance at end of year	$14,260	$10,022	$5,434

The unrecognized tax benefits, if recognized and in absence of full valuation allowance, would impact the income tax provision by $13.1 million and $9.0 million as of December 31, 2016 and 2015, respectively. As of December 31, 2016, we do not believe that it is reasonably possible that our unrecognized tax benefits will significantly change in the next 12 months.

The Company has elected to include interest and penalties as a component of tax expense. The Company accrued approximately $14,000 of interest and penalties during 2016. As of December 31, 2016 and 2015, the Company had recognized a liability for interest and penalties of approximately $71,000 and $57,000, respectively.

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

14. Net Loss per Common Share

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2016	2015	2014
Options to purchase common stock	4,324,631	4,407,686	3,528,032
RSUs	575,690	286,071	293,980
	4,900,321	4,693,757	3,822,012

15. Selected Quarterly Financial Data (Unaudited)

Selected quarterly results from operations for the years ended December 31, 2016 and 2015 are as follows (in thousands, except per share amounts):

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenue	$6,350	$6,665	$5,919	$6,219
Operating expenses	33,597	34,481	31,854	28,608
Net loss	(27,213)	(27,691)	(25,864)	(22,334)
Basic and diluted net loss per common share	(0.90)	(0.91)	(0.77)	(0.60)

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenue	$9,687	$4,687	$4,687	$6,838
Operating expenses	24,227	26,322	29,248	31,659
Net loss	(14,529)	(21,620)	(24,479)	(24,779)
Basic and diluted net loss per common share	(0.49)	(0.72)	(0.81)	(0.82)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2017 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2016, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOMED PHARMACEUTICALS, INC.

By:	/s/ Paul J. Hastings
Paul J. Hastings
Chairman and Chief Executive Officer

Date: March 9, 2017

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

Signature	Title	Date

/s/ Paul J. Hastings	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 9, 2017
Paul J. Hastings

/s/ Sunil Patel	Chief Financial Officer, Senior Vice President, Corporate Development and Finance (Principal Financial and Accounting Officer)	March 9, 2017
Sunil Patel

/s/ Jack W. Lasersohn	Lead Director	March 9, 2017
Jack W. Lasersohn, J.D.

/s/ Terry Gould	Director	March 9, 2017
Elisha P. (“Terry”) Gould III

/s/Perry Karsen	Director	March 9, 2017
Perry Karsen

/s/ Laurence Lasky	Director	March 9, 2017
Laurence Lasky, Ph.D.

/s/ Deepa R. Pakianathan	Director	March 9, 2017
Deepa R. Pakianathan, Ph.D.

/s/ Denise Scots-Knight	Director	March 9, 2017
Denise Scots-Knight, Ph.D.

/s/ Jonathan D. Root	Director	March 9, 2017
Jonathan D. Root, M.D.

/s/ Rick E. Winningham	Director	March 9, 2017
Rick E. Winningham

/s/ Michael S. Wyzga	Director	March 9, 2017
Michael S. Wyzga

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Date	Number		Herewith

1.1	Form of Underwriting Agreement	S-1/A	07/08/2013	1.1

3.1	Amended and Restated Certificate of Incorporation	8-K	07/28/2013	3.1

3.2	Amended and Restated Bylaws	8-K	07/28/2013	3.2

4.1	Form of Common Stock Certificate	S-1/A	07/03/2013	4.1

4.2(A)	Amended and Restated Investor Rights Agreement, dated October 7, 2008, by and among the registrant and certain stockholders	S-1	05/11/2012	4.4	(A)

4.2(B)	Amendment and Consent, dated September 16, 2010, by and among the registrant and certain stockholders	S-1	05/11/2012	4.4	(A)

4.3	Registration Rights Agreement, dated as of December 2, 2013, by and between the registrant and Celgene Corporation	8-K	12/03/2013	4.1

10.1(A)†	Research and Development Collaboration, Option and License Agreement, dated December 7, 2007, by and between the registrant and SmithKline Beecham Corporation	S-1/A	07/05/2012	10.1	(A)

10.1(B)†	Amendment No. 1 to the Research and Development Collaboration, Option and License Agreement, dated July 28, 2011, by and between the registrant and GlaxoSmithKline LLC	S-1/A	07/05/2012	10.1	(B)

10.1(C)†	Second Amendment regarding Payment of Certain Milestone Payments for the Anti-Notch2/3 Program (OMP-59R5), dated July 27, 2012, by and between the registrant and GlaxoSmithKline LLC	S-1/A	10/25/2012	10.1	(C)

10.2(A)†	Collaboration and Option Agreement, dated June 15, 2010, by and between the registrant and Bayer Schering Pharma AG	S-1/A	07/05/2012	10.2

10.2(B)†	Amendment 1 to the Collaboration and Option Agreement, dated August 1, 2012, by and between the registrant and Bayer Schering Pharma AG	S-1/A	10/25/2012	10.2	(B)

10.2(C)†	Amendment 2 to the Collaboration and Option Agreement, dated August 27, 2013, by and between the registrant and Bayer Schering Pharma AG.	10-Q	11/13/2013	10.9

10.2(D)	Amendment 3 to the Collaboration and Option Agreement, dated November 4, 2015, by and between the registrant and Bayer Pharma AG.	10-K	03/10/2016	10.2	(D)

10.2(E)†	Amendment 4 to the Collaboration and Option Agreement, dated July 21, 2016, by and between the registrant and Bayer Pharma AG	10-Q	11/01/2016	10.1

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Date	Number		Herewith

10.2(F)*	Amendment 5 to the Collaboration and Option Agreement, dated December 15, 2016, by and between the registrant and Bayer Pharma AG					X

10.3(A)†	Subscription and License Agreement, dated June 1, 2006, by and between the registrant and MorphoSys AG	S-1/A	07/05/2012	10.3	(A)

10.3(B)†	Commercial License Requests under the Subscription and License Agreement, dated April 28, 2008 and May 6, 2008, by and between the registrant and MorphoSys AG	S-1	05/11/2012	10.3	(B)

10.3(C) †	Extended Research License under the Subscription and License Agreement, dated September 30, 2014, by and between the registrant and MorphoSys AG	10-K	03/12/2015	10.3	(C)

10.4(A)†	License Agreement, dated January 5, 2001, by and between the registrant (as successor in interest to Cancer Stem Cell Genomics, Inc.) and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(A)

10.4(B)†	Amendment Number 1 to License Agreement, dated July 21, 2004, by and between the registrant (as successor in interest to Cancer Stem Cell Genomics, Inc.) and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(B)

10.4(C)†	Amendment Number 2 to License Agreement, dated August 13, 2004, by and between the registrant and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(C)

10.4(D)	Amendment No. 3 to License Agreement, dated March 31, 2005, by and between the registrant and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(D)

10.4(E)	Amendment No. 4 to License Agreement, dated December 12, 2005, by and between the registrant and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(E)

10.4(F)†	Amendment No. 5 to License Agreement, dated March 12, 2007, by and between the registrant and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(F)

10.4(G)	Amendment No. 6 to License Agreement, dated October 6, 2008, by and between the registrant and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(G)

10.4(H)	Letter, dated September 4, 2008, from the University of Michigan to the registrant regarding the License Agreement	S-1	05/11/2012	10.4	(H)

10.4(I)†	Memorandum of Understanding, dated May 8, 2009, by and between the registrant and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(I)

10.5(A)	Lease, dated May 30, 2006, by and between the registrant and Slough Redwood City, LLC	S-1	05/11/2012	10.5	(A)

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Date	Number		Herewith

10.5(B)	First Amendment to Lease, dated November , 2006, by and between the registrant and Slough Redwood City, LLC	S-1	05/11/2012	10.5	(B)

10.5(C)	Second Amendment to Office Lease, dated December 22, 2010, by and between the registrant and HCP LS Redwood City, LLC	S-1	05/11/2012	10.5	(C)

10.5(D)	Third Amendment to Lease, dated November 11, 2016, by and between the registrant and HCP LS Redwood City, LLC					X

10.6(A)#	2004 Stock Incentive Plan, as amended	S-1	05/11/2012	10.6	(A)

10.6(B)#	Form of Stock Option Agreement under 2004 Stock Incentive Plan	S-1	05/11/2012	10.6	(B)

10.7(A)#	2013 Equity Incentive Award Plan	S-1/A	07/08/2013	10.7

10.7(B)#	Form of Stock Option Agreement under 2013 Equity Incentive Award Plan	S-1/A	07/03/2013	10.7	(B)

10.7(C)#	Form of Restricted Stock Unit Award Agreement under the OncoMed Pharmaceuticals, Inc. 2013 Equity Incentive Award Plan	S-8	03/28/2014	10.3

10.8#	Employee Stock Purchase Plan	S-1/A	07/03/2013	10.8

10.9#	Offer Letter, dated November 12, 2005, by and between the registrant and Paul Hastings	S-1	05/11/2012	10.9

10.9(B)#	Amendment to Employment Agreement, dated July 2, 2013, by and between the registrant and Paul Hastings	S-1/A	07/03/2013	10.9	(B)

10.9(C)#	Letter Agreement re: Change in Control and Severance Agreement, dated October 12, 2015, by and between the registrant and Paul Hastings	10-K	03/10/2016	10.9	(C)

10.10#	Offer Letter, dated May 27, 2004, by and between the registrant (as successor in interest to Cancer Stem Cell Genomics, Inc.) and John A. Lewicki	S-1	05/11/2012	10.10

10.12#	Offer Letter, dated June 18, 2009, by and between the registrant and Sunil Patel	S-1	05/11/2012	10.12

10.13#	Offer Letter, dated July 14, 2005, by and between the registrant and Tim Hoey	S-1	05/11/2012	10.13

10.14#	Offer Letter, dated September 27, 2004, by and between the registrant and Austin Gurney	S-1	05/11/2012	10.14

10.15#	Form of Indemnity Agreement for directors and officers	S-1/A	07/03/2012	10.16

10.16#	Amended and Restated Form of Change in Control and Severance Agreement for officers	10-K	03/10/2016	10.16

10.17#	Offer Letter, dated July 28, 2011, by and between the registrant and Jakob Dupont	S-1/A	06/15/2012	10.18

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Date	Number		Herewith

10.18#	Offer Letter, dated April 24, 2008, by and between the registrant and Alicia J. Hager	S-1/A	06/15/2012	10.19

10.19(A)†	Multi-Product License Agreement, dated August 22, 2012, by and between the registrant and Lonza Sales AG	S-1/A	10/25/2012	10.21

10.19(B) †	Amendment No. 1 to the Multi-Product License Agreement, dated January 22, 2014, by and between the registrant and Lonza Sales AG	10-K	03/12/2015	10.20	(B)

10.19(C) †	Amendment No. 2 to the Multi-Product License Agreement, dated July 23, 2015, by and between the Registrant and Lonza Sales AG	10-Q	11/05/2015	10.1

10.20	Non-Employee Director Compensation Policy, adopted August 28, 2013, as amended October 14, 2013, February 28, 2014 and June 24, 2015	10-Q	08/10/2015	10.1

10.21†	Master Research and Collaboration Agreement, by and between the registrant and Celgene Corporation	10-K	03/18/2014	10.23

10.22	Securities Purchase Agreement, dated as of December 2, 2013, by and between the registrant and Celgene Corporation	8-K	12/03/2013	10.1

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan.
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