Form 10-Q
period 2017-06-30
OncoMed Pharmaceuticals Inc
filed 2017-08-02
CIK 1302573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 37,630,443.

ONCOMED PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OncoMed Pharmaceuticals, Inc.

Condensed Balance Sheets
(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
		(Note 2)
Assets
Current assets:
Cash and cash equivalents	$31,940	$36,953
Short-term investments	97,828	147,620
Accounts receivable and other receivables	1,990	2,515
Prepaid and other current assets	3,220	2,495
Total current assets	134,978	189,583
Property and equipment, net	3,783	4,471
Other assets	584	1,428
Total assets	$139,345	$195,482
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,115	$4,890
Accrued liabilities	5,136	8,599
Accrued clinical liabilities	12,558	21,854
Current portion of deferred revenue	20,053	20,510
Total current liabilities	39,862	55,853
Deferred revenue, less current portion	149,347	159,373
Deferred rent, less current portion	3,548	2,917
Non-current income tax payable	375	367
Total liabilities	193,132	218,510
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2017 and December 31, 2016; no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized at June 30, 2017 and December 31, 2016; 37,626,943 shares and 37,114,589 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	37	37
Additional paid-in capital	396,683	389,620
Accumulated other comprehensive income	272	260
Accumulated deficit	(450,779)	(412,945)
Total stockholders’ equity (deficit)	(53,787)	(23,028)
Total liabilities and stockholders' equity (deficit)	$139,345	$195,482

See accompanying notes to the condensed financial statements.

OncoMed Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Collaboration revenue	$5,152	$5,348	10,454	10,696
Other revenue	1,043	1,317	1,954	2,319
Total revenue	6,195	6,665	12,408	13,015
Operating expenses:
Research and development	15,090	29,708	39,077	58,106
General and administrative	4,097	4,773	9,081	9,971
Restructuring charges	2,443	—	2,443	—
Total operating expenses	21,630	34,481	50,601	68,077
Loss from operations	(15,435)	(27,816)	(38,193)	(55,062)
Interest and other income, net	214	129	368	166
Loss before provision for income taxes	(15,221)	(27,687)	(37,825)	(54,896)
Provision for income taxes	4	4	8	6
Net loss	$(15,225)	$(27,691)	$(37,833)	$(54,902)
Net loss per common share, basic and diluted	$(0.40)	$(0.91)	$(1.01)	$(1.81)
Shares used to compute net loss per common share, basic and diluted	37,623,751	30,300,754	37,448,342	30,261,194

See accompanying notes to the condensed financial statements.

OncoMed Pharmaceuticals, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(15,225)	$(27,691)	$(37,833)	$(54,902)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	4	27	12	142
Total comprehensive loss	$(15,221)	$(27,664)	$(37,821)	$(54,760)

See accompanying notes to the condensed financial statements.

OncoMed Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(37,833)	$(54,902)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	861	880
Stock-based compensation	5,325	5,947
Changes in operating assets and liabilities:
Accounts receivable and other receivables	525	68,678
Prepaid and other current assets	(725)	743
Other assets	844	639
Accounts payable	(2,785)	(2,209)
Accrued liabilities	(3,154)	(2,207)
Accrued clinical liabilities	(9,296)	6,578
Deferred revenue	(10,483)	(10,696)
Deferred rent	631	(367)
Net cash (used in) provided by operating activities	(56,090)	13,084
Investing activities
Purchases of property and equipment	(464)	(698)
Purchases of short-term investments	(37,851)	(129,635)
Maturities of short-term investments	87,654	114,856
Net cash provided by (used in) investing activities	49,339	(15,477)
Financing activities
Proceeds from issuance of common stock related to the exercise of options and employee stock plan purchases	1,738	786
Net proceeds from issuance of common stock	—	934
Net cash provided by financing activities	1,738	1,720
Net decrease in cash and cash equivalents	(5,013)	(673)
Cash and cash equivalents at beginning of period	36,953	38,444
Cash and cash equivalents at end of period	$31,940	$37,771
Supplemental cash flow information:
Accrued liabilities for purchase of property and equipment	$10	$—

See accompanying notes to the condensed financial statements.

OncoMed Pharmaceuticals, Inc.

Notes to the Unaudited Condensed Financial Statements

1. Organization

OncoMed Pharmaceuticals, Inc. (“OncoMed”, the “Company”, “us”, “we”, or “our”) is a clinical-stage biopharmaceutical company focused on discovering and developing novel therapeutics that address the fundamental biology driving cancer’s growth, resistance, recurrence and metastasis. The Company currently has three internally discovered therapeutic candidates in clinical development targeting cancer stem cell, or CSC, pathways and immuno-oncology targets. The Company recently filed an investigational new drug, or IND, application with the U.S. Food and Drug Administration, or FDA, for a fourth therapeutic candidate, GITRL‑Fc (OMP‑336B11), and plans to initiate clinical trials for GITRL‑Fc in the second half of 2017. The Company is also pursuing discovery of additional novel approaches to cancer treatment, including new immuno-oncology therapeutic candidates. The Company was incorporated in July 2004 in Delaware. The Company’s operations are based in Redwood City, California, and it operates in one segment.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any subsequent interim period.

The condensed balance sheet data as of December 31, 2016 was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2017.

There have been no material changes to our significant accounting policies as of and for the three and six months ended June 30, 2017, except for the inclusion of policies related to restructuring charges.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including, but not limited to, those related to revenue recognition, preclinical study and clinical trial accruals, fair value of assets and liabilities, restructuring charges, stock-based compensation and income taxes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

Restructuring Charges

The Company recognizes a liability for exit and disposal activities when the liability is incurred. Restructuring charges consist of severance, other one-time benefits and other employee related charges. Liabilities for costs associated with a restructuring activity are measured at fair value and are recognized when the liability is incurred. One-time termination benefits are expensed at the date the Company notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period.

The Company continually evaluates the adequacy of the remaining liabilities under its restructuring initiatives. Although the Company believes that these estimates accurately reflect the costs of the Company’s restructuring plan, actual results may differ and thereby require the Company to record an additional provision or reverse a portion of such a provision.

Customer Concentration

Customers whose revenue accounted for 10% or more of total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Bayer Pharma AG ("Bayer")	19%	*	16%	*
Celgene Corporation ("Celgene")	81%	89%	83%	88%

*Less than 10%

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

3. Cash, Cash Equivalents and Investments

The fair value of securities at June 30, 2017 and December 31, 2016, were as follows (in thousands):

	June 30, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$117	$—	$—	$117
U.S. treasury bills	97,556	272	—	97,828
Total available-for-sale securities	$97,673	$272	$—	$97,945
Classified as:
Cash equivalents				$117
Short-term investments				97,828
Total cash equivalents and investments				$97,945

As of June 30, 2017, the Company had a total of $129.8 million in cash, cash equivalents and short-term investments, which includes $31.9 million in cash and cash equivalents and $97.8 million short-term investments.

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

All available-for-sale securities held as of June 30, 2017 and December 31, 2016 had contractual maturities of less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$117	$—	$—	$117
U.S. treasury bills	—	97,828	—	97,828
Total	$117	$97,828	$—	$97,945

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury bills	$—	$147,620	$—	$147,620
Total	$—	$147,620	$—	$147,620

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

5. Collaborations

Summary of Collaboration Related Revenue

The Company has recognized the following revenues from its collaboration agreements during the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
GlaxoSmithKline (“GSK”):
Recognition of upfront payments	$—	$150	$150	$300
Other revenue	—	150	3	617
GSK total	—	300	153	917
Bayer:
Recognition of upfront payments	139	185	278	370
Other revenue	1,036	254	1,734	307
Bayer total	1,175	439	2,012	677
Celgene:
Recognition of upfront payments	5,013	5,013	10,026	10,026
Other revenue	7	913	217	1,395
Celgene total	5,020	5,926	10,243	11,421
Total collaboration related revenue	$6,195	$6,665	$12,408	$13,015

 GSK Strategic Alliance

On July 7, 2017, the Company received a letter, dated June 30, 2017, from GSK indicating that GSK was terminating the Company’s collaboration agreement with GSK in its entirety. Such termination will become effective on the date that is 120 days after the date of the letter. As a result of such termination, as of October 28, 2017, the Company will retain worldwide rights to tarextumab (anti-Notch2/3, OMP-59R5). The Company will no longer be eligible to receive up to $344.5 million in aggregate development milestone payments and contingent consideration with respect to tarextumab, including a $25.0 million opt-in payment. The Company has decided to discontinue its tarextumab program, as well as its brontictuzumab (anti-Notch1, OMP-52M51) program, which was also previously subject to the collaboration agreement with GSK, and will not conduct any further development activities relating to either program.

Bayer Strategic Alliance

On April 7, 2017, Bayer notified the Company of its decision not to exercise its option to license vantictumab and ipafricept and of its termination of all Wnt pathway biologic programs under the Company’s collaboration with Bayer, including vantictumab and ipafricept. As a result, effective June 16, 2017, the Company retained worldwide rights to develop and commercialize vantictumab and ipafricept. The Company is no longer eligible to receive any payments under its collaboration with Bayer with respect to biologic therapeutic candidates, including vantictumab and ipafricept. With respect to Wnt pathway small molecule candidates, the Company remains eligible to receive up to $22.0 million in certain development milestone payments as well as contingent consideration payments of up to $50.0 million for the achievement of certain development and regulatory events and up to $140.0 million upon the achievement of specified future product sales. As all such contingent consideration is based solely on the performance of Bayer, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the agreement with Bayer.

Celgene Strategic Alliance

As of June 30, 2017, the Company is eligible to receive in its collaboration with Celgene up to $15.0 million in future development milestones across all biologic programs, prior to the point that Celgene exercises its options. The Company is also eligible to receive up to $240.0 million of contingent consideration if Celgene exercises all its options for the biologic and small molecule therapeutic programs. Following Celgene’s exercise of its option for a biologic therapeutic program, the Company will have co-development and co-commercialization rights for five of the six biologic therapeutic programs in the U.S. Celgene will be responsible for all further development and commercialization following the exercise of the options for specified programs. For programs subject to the Company’s co-development and co-commercialization rights, the Company will be responsible for one-third and Celgene will be responsible for two-thirds of worldwide development costs, and the Company and Celgene will share 50% of all product profits and losses in the U.S. Outside the U.S., Celgene will have exclusive development and commercialization rights for such programs, with the Company eligible to receive milestones and tiered royalties on product sales. With respect to one of the six biologic therapeutic programs, and any of the other biologic therapeutic programs if the Company elects not to co-develop and co-commercialize products arising from such program, Celgene will have exclusive development and commercialization rights worldwide, with the Company eligible to receive milestones and tiered royalties on worldwide product sales. If Celgene successfully develops and commercializes all of the product candidates, the Company could receive additional contingent consideration of up to $2.8 billion for the achievement of post-option exercise development, regulatory events and sales milestones (up to $2.7 billion for biologics and $95.0 million for small molecules). As all contingent consideration is based solely on the performance of Celgene, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the agreement with Celgene.

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

Celgene notified the Company on June 29, 2017 that it does not intend to exercise its option for demcizumab, and the Company has decided to discontinue its demcizumab program entirely. Of the potential payments the Company is eligible to receive in its collaboration with Celgene, summarized above, demcizumab accounts for $70.0 million of contingent consideration for Celgene’s exercise of its option and up to $721.0 million in aggregate payments for the achievement of development, regulatory, and commercial milestones.

6. Stockholder’s Equity

Equity Incentive Plans

As of June 30, 2017, a total of 5,694,538 shares of common stock have been authorized under the 2013 Equity Incentive Award Plan (the “2013 Plan”), including the additional 1,484,583 shares of common stock that became available on January 1, 2017 for future issuance under the 2013 Plan as a result of an annual automatic increase provision in the 2013 Plan. As of June 30, 2017, a total of 4,750,825 shares are subject to options and restricted stock units (“RSUs”) outstanding under the 2013 Plan. There are 1,474,502 shares subject to options outstanding under the 2004 Stock Incentive Plan (the “2004 Plan”) as of June 30, 2017, which will become available for issuance under the 2013 Plan to the extent the options are forfeited or lapse unexercised without issuance of such shares under the 2004 Plan.

The following table summarizes the Company’s stock option and RSU award activity under the 2004 Plan and 2013 Plan including grants to nonemployees during the six months ended June 30, 2017 (in thousands):

	Shares Available
	for Grant	Options and
	of Options and	Awards
	Awards	Outstanding
Balance at December 31, 2016	971	4,900
Additional shares authorized	1,485	—
RSUs awarded	(532)	532
Options granted	(1,753)	1,753
Options exercised	—	(269)
RSUs vested	—	(184)
Options forfeited	367	(367)
RSUs forfeited	140	(140)
Balance at June 30, 2017	678	6,225

The weighted-average grant date estimated fair value of options granted during the six months ended June 30, 2017 was $3.96 per share.

Employee Stock Purchase Plan

As of June 30, 2017, a total of 1,543,620 shares of common stock have been authorized and 1,235,717 shares of common stock are available for future issuance under the Company’s Employee Stock Purchase Plan (the “ESPP”). This authorized number includes the additional 350,000 shares of common stock that became available for future issuance under the ESPP as of January 1, 2017 as a result of an annual automatic increase provision in the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period.

During the six months ended June 30, 2017, the Company issued 59,135 shares under the ESPP.

Restricted Stock Units

In March 2014, the Company awarded 293,980 RSUs under the 2013 Plan.  The RSUs fully vested on March 31, 2017. Each vested RSU represents the right to receive one share of common stock. The Company recognized stock-based compensation expense related to these RSUs of $0.4 million for the six months ended June 30, 2017.

Stock-Based Compensation

Employee stock-based compensation expense was calculated based on awards expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures are expected to differ from those estimates.

Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$1,132	$1,598	$2,549	$3,241
General and administrative	1,064	1,354	2,770	2,706
Restructuring charges	6	—	6	—
Total	$2,202	$2,952	$5,325	$5,947

As of June 30, 2017, the Company had $14.1 million, $3.9 million and $0.1 million of unrecognized stock-based compensation expense related to stock options, RSUs and ESPP shares, respectively, which are expected to be recognized over an estimated weighted-average period of 3.1 years, 1.4 years and 0.2 years, respectively.

Fair Value Disclosures

The fair value of stock options granted under the 2013 Plan and purchases under the Company’s ESPP were estimated at grant date using the Black-Scholes option-pricing model. The fair value of stock-based awards was estimated using the following weighted average assumptions for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
Stock Option Plan:	2017	2016	2017	2016
Weighted-average volatility	77.2%	71.6%	75.3%	67.8%
Weighted-average expected term (years)	6.2	6.2	6.2	6.2
Risk-free interest rate	2.1%	1.5%	2.2%	1.6%
Expected dividend yield	—	—	—	—

	Three Months Ended June 30,		Six Months Ended June 30,
ESPP	2017	2016	2017	2016
Weighted-average volatility	54.0%	104.5%	63.9%	75.0%
Weighted-average expected term (years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.5%	0.5%	0.5%	0.4%
Expected dividend yield	—	—	—	—

7. Income Taxes

During the three and six months ended June 30, 2017, the Company recorded an income tax provision of $4,000 and $8,000, respectively, related to discrete items resulting from interest on prior years’ uncertain tax positions. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

8. Net Loss per Common Share

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been anti-dilutive (in thousands):

	As of June 30,
	2017	2016
Options to purchase common stock	5,441	4,541
RSUs	784	212
	6,225	4,753

9. Restructuring Charges

On April 24, 2017, the Company’s Board of Directors approved a restructuring plan to reduce operating costs and better align its workforce with the needs of its business following the Company’s recent announcements that its Phase II “YOSEMITE” clinical trial of demcizumab (anti-DLL4, OMP-21M18) in combination with Abraxane® plus gemcitabine in previously untreated patients with metastatic pancreatic cancer did not meet its primary endpoint and would be discontinued, its Phase II “PINNACLE” clinical trial of tarextumab (anti-Notch2/3, OMP-59R5) in combination with etoposide plus either cisplatin or carboplatin chemotherapy in previously untreated patients with extensive-stage small cell lung cancer did not meet its endpoints, its partner Bayer had decided not to exercise its option to license vantictumab (anti-Fzd, OMP-18R5) and ipafricept (Fzd8-Fc, OMP-54F28), and enrollment would be discontinued in the Phase Ib clinical trial of brontictuzumab (anti-Notch1, OMP-52M51) in combination with trifluridine/tipiracil (Lonsurf®) in third-line colorectal cancer patients. Under the restructuring plan the Company is reducing its workforce by 60 employees (or 48%) to 64 employees, based on the number of employees employed by the Company as of April 24, 2017. As of June 30, 2017, 53 of the affected employees had been terminated, and the remaining 7 employees will be terminated by December 31, 2017. As a result, the Company estimates that it will incur a total of approximately $2.5 million in restructuring charges consisting of one-time severance payments and other employee related costs, and other charges.  The Company incurred $2.4 million in restructuring charges during the six months ended June 30, 2017, of which a majority was paid out in cash during the second quarter of 2017. The Company expects the remainder of the amount to be incurred and paid out during the third and fourth quarters of 2017. Restructuring charges are included in operating expense in the condensed statement of operations. The restructuring reserve of $0.3 million is included in accrued liabilities on the condensed balance sheet as of June 30, 2017.

The following table provides a summary of restructuring activity during the six months ended June 30, 2017 (in thousands):

Employee Severance and Other Costs
Balance at January 1, 2017	$—
Costs incurred	2,443
Less cash payments	(2,110)
Less non-cash charges	(6)
Balance at June 30, 2017	$327

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed financial statements (unaudited) and related notes included elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements, include, but are not limited to, the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs; our ability to advance therapeutic candidates into, and successfully complete, clinical trials; our receipt of future milestone payments and/or royalties, and the expected timing of such payments; our collaborators’ exercise of their license options; the commercialization of our therapeutic candidates; the implementation of our business model, strategic plans for our business, therapeutic candidates and technology; the scope of protection we are able to establish and maintain for intellectual property rights covering our therapeutic candidates and technology; estimates of our expenses, future revenues, capital requirements and our needs for additional financing; the timing or likelihood of regulatory filings, including Investigational New Drug, or IND, applications, and approvals; our ability to maintain and establish collaborations or obtain additional government grant funding; our use of proceeds from our at-the-market offering, and our underwritten public offering; our financial performance; the anticipated timing, expected costs and financial impact of our restructuring plan and related reduction in force, and the financial impact of other cost saving initiatives; and developments relating to our competitors and our industry. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report on Form 10-Q, the terms “OncoMed,” “Company,” “OncoMed Pharmaceuticals,” “we,” “us” and “our” refer to OncoMed Pharmaceuticals, Inc., a Delaware corporation, unless otherwise noted.

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

We currently have three internally discovered therapeutic candidates in clinical development targeting CSC pathways and immuno-oncology. We are also pursuing discovery of additional novel approaches to cancer treatment including new immuno-oncology therapeutic candidates. We are currently enrolling patients in two Phase Ib clinical trials of navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83) in combination with standard chemotherapy regimens in patients with platinum-resistant ovarian cancer and metastatic colorectal cancer. We are also currently enrolling patients in both portions of a Phase Ia/b clinical trial of rosmantuzumab (anti-RSPO3, OMP-131R10). The Phase Ia portion is in solid tumor patients and the Phase Ib portion is in patients with certain colorectal or gastric cancers and combines rosmantuzumab with standard-of-care chemotherapy. Patients with solid tumors are also being enrolled in a Phase Ia clinical trial of anti-TIGIT (OMP-313M32), our third therapeutic candidate currently in clinical development. Clinical trials for these therapeutic candidates are ongoing, with the intent of gathering additional data required to proceed to later stage clinical trials and product approval. In addition, we recently filed an investigational new drug, or IND, application with the U.S. Food and Drug Administration, or FDA, for a fourth therapeutic candidate, GITRL‑Fc (OMP-336B11), and plan to initiate clinical trials for GITRL‑Fc in the second half of 2017.

On April 10, 2017 we announced that our randomized Phase II “YOSEMITE” clinical trial of demcizumab (anti-DLL4, OMP-21M18), in combination with Abraxane® plus gemcitabine in previously untreated patients with metastatic pancreatic cancer did not meet its primary endpoint. On May 8, 2017, we announced that our randomized Phase II “DENALI” clinical trial of demcizumab in combination with carboplatin and pemetrexed in front-line non-squamous non-small cell lung cancer failed to meet its efficacy endpoints when compared to placebo. We have discontinued the dosing of all patients on our demcizumab clinical trials, including a Phase Ib clinical trial combining demcizumab and pembrolizumab, and have decided to discontinue our demcizumab program entirely. On April 17, 2017, we announced top-line results from a randomized Phase II clinical trial known as “PINNACLE” of tarextumab (anti-Notch2/3, OMP-59R5) in combination with platinum chemotherapy and etoposide in small cell lung cancer patients. The PINNACLE trial did not meet its endpoints, and we have decided to discontinue our tarextumab program entirely. We also announced on April 17, 2017 that we were discontinuing enrollment in our Phase Ib clinical trial of brontictuzumab (anti-Notch1, OMP-52M51) in combination with trifluridine/tipiracil (Lonsurf®) in colorectal cancer patients, and we subsequently decided to discontinue our brontictuzumab program entirely. In addition, we have discontinued the dosing of all patients on our clinical trials of vantictumab (anti-Fzd, OMP-18R5) and ipafricept (Fzd8‑Fc, OMP-54F28). We are currently exploring potential partnering opportunities relating to our vantictumab and ipafricept programs.

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

The following table summarizes our revenue for the three and six months ended June 30, 2017 and 2016, which is related to the recognition of upfront payments and reimbursements of research and development costs under our various collaboration arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
GSK:
Recognition of upfront payments	$—	$150	$150	$300
Other revenue	—	150	3	617
GSK total	—	300	153	917
Bayer:
Recognition of upfront payments	139	185	278	370
Other revenue	1,036	254	1,734	307
Bayer total	1,175	439	2,012	677
Celgene:
Recognition of upfront payments	5,013	5,013	10,026	10,026
Other revenue	7	913	217	1,395
Celgene total	5,020	5,926	10,243	11,421
Total collaboration related revenue	$6,195	$6,665	$12,408	$13,015

We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of milestones and other payments that we may receive in the future from our collaborations with Bayer and Celgene or any new collaboration into which we may enter. On July 7, 2017, we received a letter, dated June 30, 2017, from GSK indicating that GSK was terminating our collaboration in its entirety. Such termination will become effective on the date that is 120 days after the date of the letter. As a result of such termination, we are no longer eligible to receive any future payments from our collaboration with GSK.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2017 and 2016 (in thousands). The internal costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline. The external program costs reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Internal Costs:
Cancer biology, pathology and toxicology	$3,364	$4,186	$7,853	$8,195
Molecular and cellular biology	1,609	1,924	3,834	3,808
Process development and manufacturing	818	1,634	2,209	3,326
Product development	2,090	3,193	5,120	6,416
Subtotal internal costs	7,881	10,937	19,016	21,745
External Program Costs:
Manufacturing	877	5,760	3,441	11,232
Clinical	5,625	11,173	13,666	20,882
Translational medicine	534	1,000	2,068	2,270
Toxicology	173	838	886	1,977
Subtotal external program costs	7,209	18,771	20,061	36,361
Total research and development expense	$15,090	$29,708	$39,077	$58,106

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

For the biologic programs covered under our strategic alliance with Celgene, we are responsible for development of each therapeutic candidate prior to the exercise of Celgene’s option to exclusively license such therapeutic candidate. Celgene may exercise such option on a program-by-program basis during certain time periods through the end of certain Phase I or Phase II trials, depending on the applicable program. With respect to biologic therapeutic programs, if Celgene exercises its option for a given program, we will have the option to co-develop and co-commercialize up to five of the six such therapeutic candidates in the United States. If we do so, we will be responsible for a one-third share of the global development costs of such therapeutic candidates, with Celgene bearing the remaining two-thirds of such costs, and we will be entitled to participate in the commercialization activities for such therapeutic candidates in the United States, and to share 50% of all profits and losses arising from U.S. sales of such therapeutic candidates. Otherwise, we may enter into a license agreement with Celgene for such therapeutic candidate whereupon Celgene would be responsible for all further development costs. In addition, if Celgene exercises its option under the Celgene Agreement to further develop and commercialize small molecule therapeutics directed to targets in an undisclosed pathway, all further development obligations with respect to the small molecule therapeutic program will be assumed by Celgene.

Most of our product development programs are at an early stage; therefore, the successful development of our therapeutic candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each therapeutic candidate and are difficult to predict. Given the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical trials of our therapeutic candidates or if and to what extent we will generate revenues from the commercialization and sale of any of our therapeutic candidates. We anticipate that we and Celgene will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each therapeutic candidate, as well as an ongoing assessment as to each therapeutic candidate’s commercial potential. We may need to raise additional capital or may seek additional strategic alliances in the future in order to complete the development and commercialization of our therapeutic candidates.

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

Interest and Other Income, net

Interest and other income consist primarily of interest received on our cash and cash equivalents, and investment income from short-term investments.

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

Except for the inclusion of policies related to restructuring charges, there have been no significant and material changes in our critical accounting policies during the three and six months ended June 30, 2017, as compared to those disclosed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  See Note 2 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion relating to our policy related to restructuring charges.

Recent Accounting Pronouncements

See Note 2 to the notes to the condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Dollar
(In thousands)	2017	2016	Change
Revenue:
Collaboration revenue	$5,152	$5,348	$(196)
Other revenue	1,043	1,317	(274)
Total revenue	6,195	6,665	(470)
Operating expenses:
Research and development	15,090	29,708	(14,618)
General and administrative	4,097	4,773	(676)
Restructuring charges	2,443	—	2,443
Total operating expenses	21,630	34,481	(12,851)
Loss from operations	(15,435)	(27,816)	12,381
Interest and other income, net	214	129	85
Loss before provision for income taxes	(15,221)	(27,687)	12,466
Provision for income taxes	4	4	—
Net loss	$(15,225)	$(27,691)	$12,466

Revenue

Total revenue was $6.2 million for the three months ended June 30, 2017, a decrease of $0.5 million, or 7%, compared to $6.7 million for the three months ended June 30, 2016. Revenue recognized from amortization of upfront fees of $5.2 million under our collaborations in the second quarter of 2017 was slightly lower compared to the same period in 2016 due to the full amortization of the upfront payment from our collaboration with GSK in the first quarter of 2017. The year-over-year decrease of $0.3 million in other revenue during the second quarter of 2017 compared to the same period in 2016 was due to lower revenue recognized from reimbursement of research and development costs for services performed for Celgene in the second quarter of 2017.

Research and Development

Research and development expenses were $15.1 million for the three months ended June 30, 2017, a decrease of $14.6 million, or 49%, compared to $29.7 million for the three months ended June 30, 2016. External costs decreased year-over-year by $11.6 million in the second quarter of 2017 compared to the same period in 2016 primarily due to decreases in manufacturing costs by $4.9 million as a result of the timing of production of materials used in the various clinical studies, and in clinical costs by $5.5 million primarily due to a decrease in the Phase II clinical trial costs for the demcizumab and tarextumab programs as a result of our discontinuation of the dosing of all patients of these programs. Internal costs decreased year-over-year by $3.1 million in the second quarter of 2017 compared to the same period in 2016 primarily due to a decrease in personnel costs, including a decrease in stock-based compensation of $0.5 million due to reduced headcount as a result of our restructuring actions in April 2017, and a decrease in outside professional fees and laboratory supplies as a result of an overall decrease in activity and spend on our clinical programs. We expect that our research and development expenses will continue to decrease as our clinical activities decrease and as we realize the cost savings expected from the restructuring plan that we implemented in April 2017.

General and Administrative

General and administrative expenses were $4.1 million for the three months ended June 30, 2017, a decrease of $0.7 million, or 14%, compared to $4.8 million for the three months ended June 30, 2016. The year-over-year decrease in general and administrative expense in the second quarter of 2017 compared to the same period in 2016 was primarily attributable to a decrease in personnel costs, including stock-based compensation, due to a decrease in headcount as a result of the restructuring plan that we implemented in April 2017.

Restructuring Charges

Restructuring charges were $2.4 million for the three months ended June 30, 2017 primarily related to severance, other one-time benefits and other employee related charges. See Note 9 of the notes to the condensed consolidated financial statements for additional details, including the types of expenses incurred and cash payments made.

Comparison of Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,		Dollar
(In thousands)	2017	2016	Change
Revenue:
Collaboration revenue	$10,454	$10,696	$(242)
Other revenue	1,954	2,319	(365)
Total revenue	12,408	13,015	(607)
Operating expenses:
Research and development	39,077	58,106	(19,029)
General and administrative	9,081	9,971	(890)
Restructuring charges	2,443	—	2,443
Total operating expenses	50,601	68,077	(17,476)
Loss from operations	(38,193)	(55,062)	16,869
Interest and other income, net	368	166	202
Loss before provision for income taxes	(37,825)	(54,896)	17,071
Provision for income taxes	8	6	2
Net loss	$(37,833)	$(54,902)	$17,069

Revenue

Total revenue was $12.4 million for the six months ended June 30, 2017, a decrease of $0.6 million, or 5%, compared to $13.0 million for the six months ended June 30, 2016. Revenue recognized from amortization of upfront fees of $10.4 million under our collaborations in the first half of 2017 slightly decreased compared to the same period in 2016 due to completion of amortization of upfront payments under our GSK collaboration in the first quarter of 2017. The year-over-year decrease of $0.4 million in other revenue during the first half of 2017 compared to the same period in 2016 was due to lower revenue recognized from reimbursement of research and development costs for services performed for GSK and Celgene in 2017.

Research and Development

Research and development expenses were $39.1 million for the six months ended June 30, 2017, a decrease of $19.0 million, or 33%, compared to $58.1 million for the six months ended June 30, 2016.  External costs decreased year-over-year by $16.3 million compared to the same period in 2016 primarily due to a decrease in manufacturing costs by $7.8 million and toxicology costs by $0.8 million for our anti-DLL4/VEGF bispecific (OMP-305B83) and anti-RSPO3 (OMP-131R10) programs. The decrease in clinical costs by $7.2 million was mainly related to a decrease in the Phase II clinical trial costs for demcizumab and tarextumab programs as a result of our discontinuation of dosing of all patients of these programs. Internal costs decreased year-over-year by $2.7 million compared to the same period in 2016 primarily due to a decrease in personnel costs and outside professional fees.

General and Administrative

General and administrative expenses were $9.1 million for the six months ended June 30, 2017, a decrease of $0.9 million, or 9%, compared to $10.0 million for the six months ended June 30, 2016. The year-over-year decrease in general and administrative expense was mainly due to a decrease in personnel costs including stock-based compensation driven by reduction in headcount as a result of the restructuring plan that we implemented in April 2017, as well as a decrease in legal costs.

Liquidity and Capital Resources

As of June 30, 2017, we had cash, cash equivalents and short term investments totaling $129.8 million.

In June 2015, we filed a shelf registration statement on Form S-3, that permits: (a) the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and (b) as part of the $250.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co. in one or more at-the-market offerings. Through June 30, 2017, we have sold 388,166 shares of common stock pursuant to our at-the-market program at a weighted average price of $12.59 per share, resulting in aggregate net proceeds to us of $4.7 million, net of offering costs. In the six months ended June 30, 2017, we did not sell any shares pursuant to our at-the-market program.

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

We believe that our existing cash, cash equivalents and short-term investments as of June 30, 2017 will be sufficient to meet our anticipated cash requirements through the third quarter of 2019, even without taking into account potential future milestone payments to us or proceeds to us from any future sales of our securities pursuant to our shelf registration statement including our at-the-market program. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•

the achievement of milestones, the exercise of options, and/or the advancement of the small molecule programs into further development and potential commercialization under our agreements with Bayer and Celgene;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our therapeutic candidates and potential therapeutic candidates;
•	the number and characteristics of therapeutic candidates that we pursue;
•	the progress, costs and results of our clinical trials;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory requirements;
•	funding we may receive under any new collaborations we may enter into or new government grants we may be awarded in the future;
•	the costs and timing of hiring new employees to support our future growth; and
•	the costs and timing of procuring clinical supplies of our therapeutic candidates.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash (used in) provided by operating activities	$(56,090)	$13,084
Cash provided by (used in) investing activities	49,339	(15,477)
Cash provided by financing activities	1,738	1,720

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2017 was $56.1 million. The net loss of $37.8 million was offset by non-cash charges of $0.9 million for depreciation and amortization and $5.3 million for stock-based compensation. The change in net operating assets and liabilities of $24.4 million was primarily due to a decrease in accounts payable of $2.8 million, accrued liabilities of $3.2 million and accrued clinical liabilities of $9.3 million due to timing of payments, and a decrease in deferred revenue of $10.4 million due to the amortization of upfront payments from our collaboration arrangements with GSK, Bayer and Celgene.

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

Cash Flows from Investing Activities

Cash provided by investing activities of $49.3 million for the six months ended June 30, 2017 primarily reflects maturities of short-term investments of $87.6 million, offset by purchases of short-term investments of $37.8 million and acquisition of property and equipment of $0.5 million.

Cash used in investing activities of $15.5 million for the six months ended June 30, 2016 was primarily due to maturities of short-term investments of $114.9 million, offset by purchases of short-term investments of $129.6 million and acquisition of property and equipment of $0.7 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $1.7 million for the six months ended June 30, 2017 was due to the proceeds from the issuance of common stock upon the exercise of stock options and from purchases of common stock under our Employee Stock Purchase Plan.

Cash provided by financing activities of $1.7 million for the six months ended June 30, 2016 consisted of $0.9 million related to the sale of shares of our common stock through our at-the-market offering program and $0.8 million in proceeds from the issuance of common stock upon the exercise of stock options and from purchases of common stock under our Employee Stock Purchase Plan.

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

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $129.8 million and $184.6 million as of June 30, 2017 and December 31, 2016, respectively, which consisted of bank deposits and U.S. Treasury Bills. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt as of June 30, 2017 and December 31, 2016.

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

Foreign Currency Exchange Rate Sensitivity

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in Euro and British Sterling. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward foreign exchange contracts, nor did we in the six months ended June 30, 2017. All foreign transactions settled on the applicable spot exchange basis at the time such payments were made.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We do not currently have any therapeutic candidates in pivotal clinical trials or approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2004. We have incurred net losses of $103.1 million and $85.4 million for the years ended December 31, 2016 and 2015, respectively, and $37.8 million for the six months ended June 30, 2017. We had an accumulated deficit of $450.8 million as of June 30, 2017.

We expect to continue to incur significant losses for the foreseeable future. We expect these losses and our cash utilization to continue in the near term as we continue to conduct clinical trials for navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), rosmantuzumab (anti-RSPO3, OMP-131R10), and anti-TIGIT (OMP-313M32), initiate clinical trials for GITRL-Fc (OMP-336B11) and conduct research and development of our other therapeutic candidates. We are collaborating with Celgene Corporation, or Celgene, to discover, develop and commercialize certain anti-cancer stem cell, or anti-CSC, or immuno-oncology biologic therapeutic candidates, including navicixizumab, rosmantuzumab and anti-TIGIT, and, if Celgene exercises its option to do so, to discover and develop small molecule therapeutics targeting an undisclosed pathway. Under this agreement, Celgene has certain options to obtain exclusive licenses for the development and commercialization of the therapeutic candidates being developed in the collaboration. If Celgene exercises its option to obtain a license to develop and commercialize biologic therapeutic candidates for a program under its agreement with us, then, on a program by program basis, unless we elect not to co-develop and co-commercialize the therapeutic candidates for the applicable program in the United States, or if such program is the one program targeting either the RSPO-LGR pathway or the undisclosed pathway to which we have no co-development and co-commercialization rights, which is expected to be our anti-TIGIT program, we will be responsible for a one-third share of the global development costs of therapeutic candidates for such program, with Celgene bearing the remaining two-thirds of such costs, and we will be entitled to participate in the commercialization activities for therapeutic candidates for such program in the United States, and to share 50% of all profits and losses arising from U.S sales of such therapeutic candidates. If we elect not to co-develop and co-commercialize the therapeutic candidates for a program, or the program is the one program to which we do not have co-development and co-commercialization rights, which is expected to be our anti-TIGIT program, then Celgene will generally assume responsibility for funding obligations with respect to clinical development and commercialization of the therapeutic candidate for such program after option exercise, with the exception of certain costs for certain continuing clinical trials for which we were responsible prior to option exercise. Also, if Celgene exercises its option to obtain a license to discover, develop and commercialize small molecule therapeutic candidates, we will collaborate with Celgene on the discovery of and research on small molecule therapeutics, but Celgene will be solely responsible for development and commercialization of such therapeutics. However, if Celgene does not exercise its options, or if our collaboration with Celgene terminates, we will be responsible for funding further development of the relevant biologic therapeutic candidates unless we enter into another collaboration for such biologic therapeutic candidates. In addition, we are responsible for all costs associated with the development of any unpartnered therapeutic candidate.  GITRL-Fc, vantictumab (anti-Fzd, OMP-18R5), and ipafricept (Fzd8‑Fc, OMP-54F28) are not currently partnered.  Unless and until we enter into another collaboration with respect to these unpartnered therapeutic candidates, which we may never do, any ongoing or future development of these therapeutic candidates, including any activities associated with the completion of ongoing clinical trials, will generally be funded entirely by us.

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

Our programs and therapeutic candidates are in the early stages of drug discovery or clinical trials and are subject to the risks of failure inherent in drug development. As of the date of this Quarterly Report on Form 10-Q, three of our therapeutic candidates currently in clinical development, navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), rosmantuzumab (anti-RSPO3, OMP-131R10), and anti-TIGIT (OMP-313M32), have been tested in cancer patients. We and/or our collaborators will need to conduct significant additional preclinical studies and/or clinical trials before we can demonstrate that any of our therapeutic candidates is safe and effective to the satisfaction of the FDA and other regulatory authorities. Preclinical studies and clinical trials are expensive and uncertain processes that may take years to complete.

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

For example, we incurred significant expenses, delays, and setbacks related to the clinical development of demcizumab (anti-DLL4, OMP-21M18), one of our earliest therapeutic candidates.  Demcizumab advanced into Phase II clinical trials in early 2015 despite having entered Phase Ia in 2008. The delay of entry into Phase II trials was attributable to the occurrence of cardiopulmonary events in the Phase I trials, including hypertension, which required the administration of one or more anti-hypertensive medications. Further, in certain patients in the Phase Ia and Phase Ib trials for demcizumab, pulmonary hypertension and/or heart failure were seen, particularly in patients who were treated with demcizumab for prolonged periods of time (more than 100 days). These events were considered treatment-related, resulted in demcizumab being placed on partial clinical hold, meaning that patients on study could continue to receive treatment, but new patients could not be started on study, in our Phase Ia trial in the United States. We believe that the cardiopulmonary toxicity of demcizumab is reversible upon cessation of dosing, and we implemented a risk mitigation plan involving intermittent and truncated dosing of demcizumab, cardiac monitoring, and early intervention with cardioprotective medication, if indicated, in our Phase Ib trials to enhance the therapeutic index of demcizumab by maximizing efficacy and managing tolerability. Following our submission of a data package to the FDA including data from the Phase Ib trials, the FDA notified us that demcizumab was no longer on partial clinical hold in the United States and enrollment was completed in the Phase Ib trials in pancreatic cancer and non-small cell lung cancer. In early 2015, we initiated and began enrolling patients in the Phase II “DENALI” trial of demcizumab in combination with carboplatin and pemetrexed in non-small cell lung cancer and the Phase II “YOSEMITE” trial of demcizumab in combination with gemcitabine plus Abraxane® in pancreatic cancer. On April 10, 2017 we announced that our Phase II YOSEMITE clinical trial did not meet the primary endpoint of progression-free survival and that the interim median overall survival analysis did not show a benefit for demcizumab in combination with Abraxane plus gemcitabine compared to the Abraxane, gemcitabine plus placebo arm in patients with first-line metastatic pancreatic cancer.   On May 8, 2017, we announced that the Phase II DENALI trial failed to meet its efficacy endpoints when compared to placebo, and that we are discontinuing the dosing of all patients on our demcizumab trials, including our Phase Ib trial combining demcizumab and pembrolizumab. We have since decided to discontinue our demcizumab program entirely. Celgene, which has an option for demcizumab under its collaboration agreement with us, subsequently notified us that it does not intend to exercise its option for demcizumab.

As a further example, our tarextumab program has also been unsuccessful in the clinic.  In January 2016, feedback received from a pre-planned interim analysis by the data safety monitoring board, or DSMB, of the ALPINE Phase II clinical trial of tarextumab in combination with chemotherapy in pancreatic cancer indicated there was a statistically significant worsening of response rate and progression-free survival in the treatment arm in the overall intent-to-treat population, as well as a negative trend in Notch biomarker subgroups.  The feedback from the DSMB also indicated that there was a strong trend to lack of benefit in the treatment arm for overall survival, or OS, regardless of Notch biomarker levels, suggesting a low probability of achieving a statistically significant OS benefit based on analyses reviewed by the DSMB.  Following receipt of that feedback, we promptly discontinued patient dosing in the ALPINE trial and proceeded to unblind the study.  Subsequently, based on our own initial analysis of unblinded interim Phase II data, we confirmed key findings by the DSMB regarding futility of the ALPINE trial.  On April 17, 2017 we announced that our Phase II PINNACLE clinical trial of tarextumab (anti-Notch2/3, OMP-59R5) in combination with etoposide plus either cisplatin or carboplatin chemotherapy in previously untreated patients with extensive-stage small cell lung cancer did not meet its primary endpoint of progression-free survival or secondary endpoints of overall survival and biomarkers reflective of Notch pathway gene activation. We subsequently decided to discontinue our tarextumab program entirely. Tarextumab was the sole program under our collaboration with GSK.  On July 7, 2017, we received a letter from GSK indicating that GSK was terminating its collaboration agreement with us.

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

Our clinical trials, and any clinical trials with our therapeutic candidates that may be run by our collaborators, may be suspended, delayed, or terminated at any time for a number of safety-related reasons. For example, we may voluntarily suspend, delay, or terminate our clinical trials if at any time we believe that our therapeutic candidates present an unacceptable safety risk to the clinical trial patients, and our collaborators may voluntarily suspend, delay, or terminate clinical trials they may run with our therapeutic candidates, if at any time they believe that our therapeutic candidates present an unacceptable safety risk to the clinical trial patients. In addition, IRBs or regulatory agencies may order the temporary discontinuation or termination of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, including if they present an unacceptable safety risk to patients. Administering any therapeutic candidate to humans may produce undesirable side effects. The existence of undesirable side effects resulting from our therapeutic candidates could cause us, or our collaborators, or regulatory authorities, such as the FDA, to interrupt, delay or halt clinical trials of our therapeutic candidates and could result in the FDA or other regulatory agencies denying further development or approval of our therapeutic candidates for any or all targeted indications. This, in turn, could affect whether Celgene exercises its development options under our collaboration and could prevent us from commercializing our therapeutic candidates. Further, our programs modulate novel classes of targets and/or modulate targets in novel ways. As a result, we may experience unforeseen adverse side effects with our therapeutic candidates currently in clinical development and any future therapeutic candidates, including navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), rosmantuzumab (anti-RSPO3, OMP-131R10), anti-TIGIT (OMP-313M32), and GITRL-Fc (336B11).

The pharmacokinetic, pharmacodynamic, and safety profile of preclinical studies may not be indicative of results in any clinical trial. As of the date of this Quarterly Report on Form 10-Q, we have observed adverse events in clinical trials for all three of our therapeutic candidates currently in clinical development, and we expect to observe adverse events in clinical trials for GITRL‑Fc after we initiate such clinical trials. We currently believe these adverse events are manageable. Nevertheless, such adverse events may cause challenges in development, approval and/or commercialization.

For example, following the occurrence of certain bone-related adverse events, we voluntarily halted enrollment and dosing in our past Phase Ib clinical trials of our vantictumab and ipafricept programs until revised protocols and risk mitigation plans could be submitted to and concurred with by the FDA and the study sites’ IRBs. In view of our voluntary halting of these programs, the FDA subsequently placed these programs on partial clinical hold. After review of our revised protocols and risk mitigation plans, the FDA removed its partial clinical holds on our vantictumab and ipafricept programs. Despite these measures, we were recently notified that a patient with HER2-negative breast cancer in our Phase Ib clinical trial of vantictumab in combination with standard-of-care chemotherapy suffered a grade 3 hip fracture that was considered potentially treatment-related. Failure can occur at any stage of the drug development process, and we cannot assure you that any of our therapeutic candidates will reach the point where they are able to be successfully commercialized.

The toxicity profile of demcizumab has been shown to include cardiopulmonary events, including hypertension that was generally manageable. In certain patients treated with demcizumab, reversible pulmonary hypertension and/or heart failure have been observed, resulting in the implementation of a risk mitigation strategy including limiting the intermittent and truncated dosing of demcizumab, cardiac monitoring, and early intervention with cardioprotective medication, if indicated. The most common treatment-related adverse events experienced by patients treated in our Phase Ib trials for demcizumab include fatigue, vomiting, hypertension and nausea. The most common treatment-related adverse events experienced by patients treated with brontictuzumab (anti-Notch1, OMP-52M51) in the Phase Ia clinical trial include diarrhea, nausea, fatigue and vomiting. In April 2017, we decided to discontinue our brontictuzumab program because the combination of brontictuzumab plus chemotherapy was found to not be tolerable in our Phase Ib clinical trial of brontictuzumab in combination with trifluridine/tipiracil (Lonsurf®) in colorectal cancer patients. The toxicity profile of vantictumab has been shown to include certain bone effects, including mild to moderate grade bone adverse events, resulting in the implementation of a bone risk mitigation plan involving monitoring, prophylactic supplements and administration of zoledronic acid, if indicated, in our vantictumab trials. The most common treatment-related adverse events experienced by patients treated with vantictumab include fatigue, nausea, diarrhea, constipation, and dysgeusia (altered taste sensation). The most common treatment-related adverse events experienced by patients treated with ipafricept include decreased appetite, fatigue, nausea, vomiting and dysgeusia. The toxicity profile of ipafricept has also been shown to include certain bone effects, including mild to moderate grade bone adverse events, and a bone risk mitigation plan that involves monitoring, prophylactic supplements and administration of zoledronic acid, if indicated, has been implemented in our ipafricept trials. In addition, treatment-related adverse events have also been experienced by patients treated with navicixizumab, including hypertension, infusion reactions, headache, fatigue, and pulmonary hypertension, and by patients treated with rosmantuzumab, including fatigue and nausea.  The presence of anti-drug antibodies was observed in a subset of patients receiving navicixizumab in the Phase Ia clinical trial.  In at least some instances, the anti-drug antibodies were associated with infusion reactions to the drug resulting in suspension or termination of navicixizumab administration. Additionally, anti-drug antibodies negatively impacted the pharmacokinetics of navicixizumab in some patients,

Further treatment of patients in the ongoing trials or subsequent trials of any of our therapeutic candidates could reveal significant harmful side effects. We have not conducted complete studies on the long-term effects associated with the use of all of our therapeutic candidates. Studies of these long-term effects may be required for regulatory approval and such requirement would delay the introduction of our therapeutic candidates, including those under our collaborations with Celgene, into the market. These studies could also be required at any time after regulatory approval of any of our therapeutic candidates. Absence of long-term data may also limit the approved uses of our products, if any, to short-term use. Some or all of our therapeutic candidates may prove to be unsafe for human use, which would materially harm our business.

The successful development and commercialization of our independent programs and any therapeutic candidate over which Celgene declines to exercise an option, for which we do not obtain anticipated research or development milestone payments prior to a decision by Celgene to exercise such option, or which we choose to co-develop and co-commercialize with Celgene after option exercise, will depend in large part on our ability either to raise capital to advance development of those programs or to secure collaborations with strategic partners that have the capital and expertise to bring products to market. We may be unable to secure such funds and/or secure such future collaborations.

If Celgene declines to exercise its options with respect to one or more therapeutic candidates covered by its collaboration agreement, terminates one or more programs under its collaboration agreement with us or terminates the entire agreement, we will need to secure funding to advance development of those programs on our own and/or secure relationships with collaborators that have the necessary capital and expertise. For example, on April 7, 2017 Bayer notified us of its decision not to exercise its option to license vantictumab and ipafricept and of its termination of all Wnt pathway biologic programs under the collaboration. As a result, effective June 16, 2017, we retained worldwide rights to develop and commercialize vantictumab and ipafricept and are responsible for funding any further development of vantictumab and ipafricept unless and until we enter into another collaboration for these therapeutic candidates, which we may never do.  In addition, if we are unable to achieve or are delayed in achieving anticipated research or development milestones, and unable to obtain or are delayed in obtaining the applicable milestone payments, for any biologic therapeutic candidate under our collaboration agreement with Celgene, we are likely to need additional funding to advance such therapeutic candidate prior to our achievement of such research or development milestones or Celgene’s decisions regarding option exercise with respect to such therapeutic candidate if development of that program is not discontinued. Under our collaboration agreement with Celgene, we are not eligible to receive any further research or development milestone payments for any of our therapeutic candidates currently in clinical trials prior to Celgene’s decisions regarding option exercise with respect to such therapeutic candidates. In addition, if Celgene exercises its option to any of the programs to which we have co-development and co-commercialization rights, and we retain our option to co-develop and co-commercialize that program, then, despite having certain mechanisms in place in our collaboration agreement with Celgene to control expenses, we may need to secure additional funding to support our obligations to pay one-third of global development costs for such program. If we are unable to secure such additional funding or are otherwise unable or unwilling to support our obligations for a program to which we have co-development and co-commercialization rights, we may need to opt out of our co-development and co-commercialization rights for the program and instead enter into an exclusive license agreement with Celgene regarding the program. We may also choose to advance our therapeutic candidates and programs that are not part of the Celgene collaboration independently without partnering such therapeutic candidates and programs, which will require substantial funds. We are currently independently advancing GITRL-Fc (OMP-336B11) towards the clinic, which is currently being funded entirely by us, and both vantictumab (anti-Fzd, OMP-18R5) and ipafricept (Fzd8-Fc, OMP-54F28) are currently unpartnered.  If any of our independent therapeutic candidates receive regulatory approval and are commercialized, substantial expenditures will also be required. As of June 30, 2017, we had $129.8 million in cash, cash equivalents and short-term investments. We believe that our available cash, cash equivalents and short-term investments will be sufficient to fund our anticipated level of operations through the third quarter of 2019, even without taking into account potential future milestone payments to us. Our future financing requirements will depend on many factors, some of which are beyond our control, including:

•	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;
•	the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals;
•

the continuation and success of our strategic alliances with Bayer and Celgene and future collaboration partners, including the exercise or non-exercise of further development options or the advancement or non-advancement of the small molecule programs into further development and potential commercialization by Bayer and/or Celgene under their respective agreements;

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

If Celgene does not exercise its options or if it or Bayer terminates any development program under its collaboration with us or terminates its entire collaboration agreement with us, whether as a result of our inability to meet milestones or otherwise, any potential revenue from those collaborations will be significantly reduced or non-existent, and our results of operations and financial condition will be materially and adversely affected.

Since our founding, we have invested a significant portion of our time and financial resources in the development of multiple biologic therapeutic candidates that are now or were previously included in our GSK, Bayer, and Celgene collaborations. Our GSK collaboration previously consisted of our brontictuzumab (anti-Notch1, OMP-52M51) and tarextumab (anti-Notch2/3, OMP-59R5) programs. Our Celgene collaboration includes our demcizumab (anti-DLL4, OMP-21M18), navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), rosmantuzumab (anti-RSPO3, OMP-131R10) and anti-TIGIT (OMP-313M32) programs, plus additional biologic and small molecule programs.  Our Bayer collaboration currently consists of a small molecule program and previously also included our vantictumab (anti-Fzd, OMP-18R5) and ipafricept (Fzd8-Fc, OMP-54F28) programs.  It may not be possible to advance our current programs further in development if Celgene chooses not to exercise its options with respect to these programs or if Bayer and Celgene choose not to advance the small molecule programs into further development and potential commercialization. Also, our ability to advance new programs under the Celgene collaboration is highly dependent on us achieving certain development milestones in those programs and triggering related milestone fee payments to us.

Under our collaboration with GSK, during certain time periods through completion of proof-of-concept trials, GSK had the option to obtain an exclusive license to further develop and commercialize brontictuzumab and tarextumab on a worldwide basis. In October 2016, GSK notified us of its decision to terminate its option to further develop and commercialize brontictuzumab, effective January 29, 2017. As a result, we retained worldwide rights to brontictuzumab. On July 7, 2017, we received a letter, dated June 30, 2017, from GSK indicating that GSK was terminating our collaboration agreement in its entirety. Such termination will become effective on the date that is 120 days after the date of the letter. As a result, effective October 28, 2017, we will retain worldwide rights to tarextumab and we will no longer be eligible to receive any payments under our collaboration with GSK. We have decided to discontinue both our tarextumab and brontictuzumab programs.

Under our collaboration with Bayer, Bayer had the option to obtain an exclusive license to Wnt pathway biologic therapeutic candidates within defined classes at any point through the earlier of completion of certain Phase I trials or a set date in June 2017. On April 7, 2017, Bayer notified us of its decision not to exercise its option to license vantictumab and ipafricept and of its termination of all Wnt pathway biologic programs under the collaboration, including vantictumab and ipafricept. As a result, as of June 16, 2017, we retained worldwide rights to develop and commercialize vantictumab and ipafricept, and we are no longer eligible to receive $1.06 billion, in the aggregate, of potential milestone and contingent consideration associated with biologic therapeutic candidates under the collaboration, including opt-in payments and development, regulatory, and commercialization payments.

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

In addition to the upfront payment of $177.2 million, including a $22.2 million equity investment, we are eligible to receive opt-in payments upon Celgene’s exercise of the option for each biologic therapeutic program (for up to six biologic therapeutic programs). The collaboration also includes milestone payments for achievement of specified development, regulatory and commercial milestones, paid on a per-product and per-program basis. The opt-in payments and payments for achievement of development, regulatory and commercial milestones may total up to (1) $791.0 million for products in the demcizumab program (including payments received as of June 30, 2017), including a $70.0 million opt-in payment, (2) $505.0 million for products in the navicixizumab program, including a $25.0 million opt-in payment, (3) approximately $442.8 million for products in the rosmantuzumab program (including payments received as of June 30, 2017), including an approximately $37.8 million opt-in payment, (4) $440.0 million for products in the anti-TIGIT program (including payments received as of June 30, 2017), including a $35.0 million opt-in payment, and (5) $440.0 million for each of up to two additional biologic programs achieving regulatory approval that are directed to targets in either the RSPO-LGR signaling pathway or the undisclosed pathway for which Celgene exercises its option. We have received $75.0 million in milestone payments related to programs in the Celgene collaboration to date. However, there is no guarantee that any of the programs that are part of our collaboration with Celgene will continue to advance in development or that we will receive the opt-in payments or other payments related to these programs, including the demcizumab program, on our anticipated timelines or at all.  On April 10, 2017, we announced that our Phase II “YOSEMITE” clinical trial of demcizumab in combination with Abraxane® (paclitaxel protein-bound particles for injectable suspension) (albumin bound) plus gemcitabine in previously untreated patients with metastatic pancreatic cancer did not meet its primary endpoint of progression-free survival and that the interim median overall survival analysis did not show a benefit for demcizumab in combination with Abraxane plus gemcitabine compared to the Abraxane, gemcitabine plus placebo arm. On May 8, 2017, we announced that our Phase II “DENALI” clinical trial of demcizumab in combination with carboplatin and pemetrexed in front-line non-squamous non-small cell lung cancer failed to meet its efficacy endpoints when compared to placebo. We have discontinued the dosing of all patients on our demcizumab clinical trials, including our Phase Ib clinical trial combining demcizumab and pembrolizumab, and have decided to discontinue the demcizumab program entirely. Celgene is under no obligation to exercise its option with respect to any of the biologic candidates, including demcizumab. For example, on June 29, 2017, Celgene notified us that it does not intend to exercise its option for demcizumab. If Celgene does not exercise its option on a program, we will not receive any opt-in payment for that program. Further, there is no guarantee that any programs under our collaboration with Celgene will successfully advance to achieve the relevant further development, regulatory and commercial milestones and that we will receive the associated milestone payments on our anticipated timelines or at all.

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

If Celgene does not exercise its options with respect to demcizumab, rosmantuzumab, navicixizumab, anti-TIGIT, or other development candidates under its agreement with us, or terminates its rights and obligations with respect to a program or the entire agreement, then depending on the timing of such event:

•

under certain circumstances, we may owe Celgene single-digit percentage royalties on therapeutic candidates covered by our agreement with Celgene that we elect to continue to commercialize and are successfully commercialized, subject to a cap;

•	the development of our therapeutic candidates subject to the Celgene agreement may be terminated or significantly delayed;
•

our cash expenditures could increase significantly if it is necessary for us to hire additional employees and allocate scarce resources to the development and commercialization of therapeutic candidates that were previously funded by Celgene;

•

we would bear all of the risks and costs related to the further development and commercialization of therapeutic candidates that were previously the subject of the Celgene agreement, including the reimbursement of third parties; and

•

in order to fund further development and commercialization of new therapeutic candidates or programs, we may need to seek out and establish alternative collaboration arrangements with third-party partners; this may not be possible, or we may not be able to do so on terms which are acceptable to us, in which case, since assumption of sole responsibility for further development and commercialization would greatly increase our expenditures, it may be necessary for us to limit the size or scope of one or more of our programs, seek additional funding by other means, and/or choose to stop work altogether on one or more of the affected therapeutic candidates.

Any of these events could have a material adverse effect on our results of operations and financial condition. For example, as noted above, since GSK has notified us of its termination of our collaboration, effective October 28, 2017, we will no longer be eligible to receive any payments under our collaboration with GSK. Similarly, due to Bayer’s termination of all Wnt pathway biologic programs under its agreement with us, including vantictumab and ipafricept, we are no longer eligible to receive $1.06 billion, in the aggregate, of potential milestone and contingent consideration associated with biologic therapeutic candidates under the collaboration, including opt-in payments and development, regulatory, and commercialization payments.

We may form additional strategic alliances in the future with respect to our independent programs, including programs for which Celgene does not exercise its options, and we may not realize the benefits of such alliances.

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties with respect to our independent programs that we believe will complement or augment our existing business. For example, we may attempt to find a partner for licensing, development and/or commercialization of our unpartnered research, preclinical and clinical assets, or of clinical assets returned to us by GSK, Bayer, or Celgene as a result of their decision to terminate our respective collaboration agreement with respect to such assets or, in the case of Celgene, to not exercise its options for such assets. GITRL-Fc (OMP-336B11), vantictumab (anti-Fzd, OMP-18R5), and ipafricept (Fzd8-Fc, OMP-54F28) are currently unpartnered.  We routinely engage in partnering discussions with a range of pharmaceutical and biotechnology companies and could enter into new collaborations at any time. We face significant competition in seeking appropriate strategic partners, and the negotiation process to secure appropriate terms is time-consuming and complex. Any delays in identifying suitable development partners and entering into agreements to develop our therapeutic candidates could also delay the commercialization of our therapeutic candidates, which may reduce their competitiveness even if they reach the market. Moreover, we may not be successful in our efforts to establish such a strategic partnership for any of our unpartnered therapeutic candidates and programs on terms that are acceptable to us, or at all. This may be because our therapeutic candidates and programs may be deemed to be at too early of a stage of development for collaborative effort, our research and development pipeline may be viewed as insufficient, and/or third parties may not view our therapeutic candidates and programs as having sufficient potential for commercialization, including the likelihood of an adequate safety and efficacy profile. Even if we are successful in entering into a strategic alliance or license arrangement, there is no guarantee that the collaboration will be successful, or that any future partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions.

We may experience difficulties in managing our current activities and future growth given our level of managerial, operational, financial and other resources.

On April 24, 2017, our Board of Directors approved a restructuring plan, pursuant to which we plan to reduce our workforce by 60 employees (or 48%) by December 31, 2017. We will need to manage our operations and clinical trials, continue our development activities and commercialize our therapeutic candidates with this reduced workforce. Our management and personnel, systems and facilities currently in place may not be adequate to support our current activities or future growth. Our need to effectively execute our business strategy requires that we:

•

manage our clinical trials effectively, including two Phase Ib trials for navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), a Phase Ia/b trial for rosmantuzumab (anti-RSPO3, OMP-131R10), and a Phase Ia trial for anti-TIGIT (OMP-313M32), all of which are being conducted at multiple trial sites, as well as additional clinical trials we expect to initiate in the future;

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

On April 24, 2017, our Board of Directors approved a restructuring plan, pursuant to which we plan to reduce our workforce by 60 employees (or 48%) by December 31, 2017. We may not be able to retain our remaining management and scientific and clinical personnel, or attract qualified management and scientific and clinical personnel in the future, due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco Bay Area. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

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

OncoMed Pharmaceuticals, Inc.

Date: August 2, 2017	By:	/s/ Sunil Patel
Sunil Patel Chief Financial Officer, Senior Vice President, Corporate Development and Finance (principal financial and accounting officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Balance Sheets at June 30, 2017 (unaudited) and December 31, 2016, (ii) Condensed Statements of Operations and Comprehensive Loss (unaudited) for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2017 and 2016, and (iv) Notes to the Condensed Financial Statements.