Form 10-Q
period 2017-09-30
OncoMed Pharmaceuticals Inc
filed 2017-11-02
CIK 1302573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 37,856,476.

ONCOMED PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OncoMed Pharmaceuticals, Inc.

Condensed Balance Sheets
(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
		(Note 2)
Assets
Current assets:
Cash and cash equivalents	$15,877	$36,953
Short-term investments	97,710	147,620
Accounts receivable and other receivables	348	2,515
Prepaid and other current assets	2,430	2,495
Total current assets	116,365	189,583
Property and equipment, net	3,368	4,471
Other assets	748	1,428
Total assets	$120,481	$195,482
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$779	$4,890
Accrued liabilities	4,634	8,599
Accrued clinical liabilities	8,880	21,854
Current portion of deferred revenue	20,053	20,510
Total current liabilities	34,346	55,853
Deferred revenue, less current portion	144,333	159,373
Deferred rent, less current portion	3,579	2,917
Non-current income tax payable	378	367
Total liabilities	182,636	218,510
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2017 and December 31, 2016; no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized at September 30, 2017 and December 31, 2016; 37,758,085 shares and 37,114,589 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	38	37
Additional paid-in capital	399,102	389,620
Accumulated other comprehensive income	175	260
Accumulated deficit	(461,470)	(412,945)
Total stockholders’ equity (deficit)	(62,155)	(23,028)
Total liabilities and stockholders' equity (deficit)	$120,481	$195,482

See accompanying notes to the condensed financial statements.

OncoMed Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Collaboration revenue	$5,013	$5,279	15,467	15,976
Other revenue	93	640	2,048	2,959
Total revenue	5,106	5,919	17,515	18,935
Operating expenses:
Research and development	12,191	27,361	51,268	85,467
General and administrative	3,871	4,493	12,952	14,464
Restructuring charges	69	—	2,513	—
Total operating expenses	16,131	31,854	66,733	99,931
Loss from operations	(11,025)	(25,935)	(49,218)	(80,996)
Interest and other income, net	337	80	705	247
Loss before provision for income taxes	(10,688)	(25,855)	(48,513)	(80,749)
Provision for income taxes	4	9	12	15
Net loss	$(10,692)	$(25,864)	$(48,525)	$(80,764)
Net loss per common share, basic and diluted	$(0.28)	$(0.77)	$(1.29)	$(2.57)
Shares used to compute net loss per common share, basic and diluted	37,662,868	33,758,423	37,520,608	31,435,446

See accompanying notes to the condensed financial statements.

OncoMed Pharmaceuticals, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(10,692)	$(25,864)	$(48,525)	$(80,764)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	(97)	29	(85)	171
Total comprehensive loss	$(10,789)	$(25,835)	$(48,610)	$(80,593)

See accompanying notes to the condensed financial statements.

OncoMed Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(48,525)	$(80,764)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,286	1,328
Stock-based compensation	7,278	8,775
Changes in operating assets and liabilities:
Accounts receivable and other receivables	2,167	68,451
Prepaid and other current assets	65	441
Other assets	680	648
Accounts payable	(4,111)	(1,224)
Accrued liabilities	(3,651)	(2,731)
Accrued clinical liabilities	(12,975)	7,510
Deferred revenue	(15,497)	(15,969)
Deferred rent	662	(552)
Net cash used in operating activities	(72,621)	(14,087)
Investing activities
Purchases of property and equipment	(484)	(858)
Purchases of short-term investments	(107,502)	(207,282)
Maturities of short-term investments	157,327	148,782
Net cash provided by (used in) investing activities	49,341	(59,358)
Financing activities
Proceeds from issuance of common stock related to the exercise of options and employee stock plan purchases	2,204	1,176
Net proceeds from issuance of common stock	—	63,909
Net cash provided by financing activities	2,204	65,085
Net decrease in cash and cash equivalents	(21,076)	(8,360)
Cash and cash equivalents at beginning of period	36,953	38,444
Cash and cash equivalents at end of period	$15,877	$30,084

See accompanying notes to the condensed financial statements.

OncoMed Pharmaceuticals, Inc.

Notes to the Unaudited Condensed Financial Statements

1. Organization

OncoMed Pharmaceuticals, Inc. (“OncoMed”, the “Company”, “us”, “we”, or “our”) is a clinical-stage biopharmaceutical company focused on discovering and developing novel therapeutics that address the fundamental biology driving cancer’s growth, resistance, recurrence and metastasis. The Company currently has four internally discovered therapeutic candidates in clinical development targeting cancer stem cell, or CSC, pathways and immuno-oncology targets. The Company is also pursuing discovery of additional novel approaches to cancer treatment, including new immuno-oncology therapeutic candidates. The Company was incorporated in July 2004 in Delaware. The Company’s operations are based in Redwood City, California, and it operates in one segment.

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

There have been no material changes to our significant accounting policies as of and for the three and nine months ended September 30, 2017, except for the inclusion of policies related to restructuring charges.

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

Customer Concentration

Customers whose revenue accounted for 10% or more of total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Bayer Pharma AG ("Bayer")	*	10%	11%	*
Celgene Corporation ("Celgene")	100%	88%	88%	88%

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

The Company will adopt ASU 2014-09 in the first quarter of 2018 and expects to use the modified retrospective method of adoption. The Company is currently evaluating the impact of this standard on the Company’s financial statements including the impact of variable consideration and potential disclosures. In addition, the Company continues to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB, which may impact its current conclusions.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of employee share-based payment accounting, including income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows.  The Company adopted this guidance in the first quarter of 2017.  As a result of the adoption, the Company’s deferred tax asset increased by $3.9 million, with a corresponding increase to the valuation allowance. Accordingly there was no impact to the condensed statement of operations or condensed balance sheet.

3. Cash, Cash Equivalents and Investments

The fair value of securities at September 30, 2017 and December 31, 2016, were as follows (in thousands):

	September 30, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$466	$—	$—	$466
U.S. treasury bills	97,535	175	—	97,710
Total available-for-sale securities	$98,001	$175	$—	$98,176
Classified as:
Cash equivalents				$466
Short-term investments				97,710
Total cash equivalents and investments				$98,176

As of September 30, 2017, the Company had a total of $113.6 million in cash, cash equivalents and short-term investments, which includes $15.9 million in cash and cash equivalents and $97.7 million in short-term investments.

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

All available-for-sale securities held as of September 30, 2017 and December 31, 2016 had contractual maturities of less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$466	$—	$—	$466
U.S. treasury bills	—	97,710	—	97,710
Total	$466	$97,710	$—	$98,176

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury bills	$—	$147,620	$—	$147,620
Total	$—	$147,620	$—	$147,620

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

5. Collaborations

Summary of Collaboration Related Revenue

The Company has recognized the following revenues from its collaboration agreements during the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
GlaxoSmithKline (“GSK”):
Recognition of upfront payments	$—	$127	$150	$426
Other revenue	—	—	3	617
GSK total	—	127	153	1,043
Bayer:
Recognition of upfront payments	—	139	278	509
Other revenue	—	466	1,734	773
Bayer total	—	605	2,012	1,282
Celgene:
Recognition of upfront payments	5,013	5,013	15,039	15,041
Other revenue	93	174	311	1,569
Celgene total	5,106	5,187	15,350	16,610
Total collaboration related revenue	$5,106	$5,919	$17,515	$18,935

 GSK Strategic Alliance

On July 7, 2017, the Company received a letter, dated June 30, 2017, from GSK indicating that GSK was terminating the Company’s collaboration agreement with GSK in its entirety effective as of October 28, 2017. As a result of such termination, as of October 28, 2017, the Company retained worldwide rights to tarextumab (anti-Notch2/3, OMP-59R5). The Company is no longer eligible to receive any payments under the terminated collaboration agreement with GSK. The Company has decided to discontinue its tarextumab program, as well as its brontictuzumab (anti-Notch1, OMP-52M51) program, which was also previously subject to the collaboration agreement with GSK, and will not conduct any further development activities relating to either program.

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

Celgene Strategic Alliance

As of September 30, 2017, the Company is eligible to receive in its collaboration with Celgene up to $15.0 million in future development milestones across all biologic programs, prior to the point that Celgene exercises its options. The Company is also eligible to receive up to $240.0 million of contingent consideration if Celgene exercises all its options for the biologic and small molecule therapeutic programs. Following Celgene’s exercise of its option for a biologic therapeutic program, the Company will have co-development and co-commercialization rights for five of the six biologic therapeutic programs in the U.S. Celgene will be responsible for all further development and commercialization following the exercise of the options for specified programs. For programs subject to the Company’s co-development and co-commercialization rights, the Company will be responsible for one-third and Celgene will be responsible for two-thirds of worldwide development costs, and the Company and Celgene will share 50% of all product profits and losses in the U.S. Outside the U.S., Celgene will have exclusive development and commercialization rights for such programs, with the Company eligible to receive milestones and tiered royalties on product sales. With respect to one of the six biologic therapeutic programs, and any of the other biologic therapeutic programs if the Company elects not to co-develop and co-commercialize products arising from such program, Celgene will have exclusive development and commercialization rights worldwide, with the Company eligible to receive milestones and tiered royalties on worldwide product sales. If Celgene successfully develops and commercializes all of the product candidates, the Company could receive additional contingent consideration of up to $2.8 billion for the achievement of post-option exercise development, regulatory events and sales milestones (up to $2.7 billion for biologics and $95.0 million for small molecules). As all contingent consideration is based solely on the performance of Celgene, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the agreement with Celgene.

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

6. Stockholder’s Equity

Equity Incentive Plans

As of September 30, 2017, a total of 5,737,554 shares of common stock have been authorized under the 2013 Equity Incentive Award Plan (the “2013 Plan”), including the additional 1,484,583 shares of common stock that became available on January 1, 2017 for future issuance under the 2013 Plan as a result of an annual automatic increase provision in the 2013 Plan. As of September 30, 2017, a total of 4,323,948 shares are subject to options and restricted stock units (“RSUs”) outstanding under the 2013 Plan. There are 1,330,495 shares subject to options outstanding under the 2004 Stock Incentive Plan (the “2004 Plan”) as of September 30, 2017, which will become available for issuance under the 2013 Plan to the extent the options are forfeited or lapse unexercised without issuance of such shares under the 2004 Plan.

The following table summarizes the Company’s stock option and RSU award activity under the 2004 Plan and 2013 Plan including grants to nonemployees during the nine months ended September 30, 2017 (in thousands):

	Shares Available
	for Grant	Options and
	of Options and	Awards
	Awards	Outstanding
Balance at December 31, 2016	971	4,900
Additional shares authorized	1,484	—
RSUs awarded	(532)	532
Options granted	(1,880)	1,880
Options exercised	—	(370)
RSUs vested	—	(184)
Options forfeited	846	(846)
RSUs forfeited	258	(258)
Balance at September 30, 2017	1,147	5,654

The weighted-average grant date estimated fair value of options granted during the nine months ended September 30, 2017 was $3.83 per share.

Employee Stock Purchase Plan

As of September 30, 2017, a total of 1,543,620 shares of common stock have been authorized and 1,205,870 shares of common stock are available for future issuance under the Company’s Employee Stock Purchase Plan (the “ESPP”). This authorized number includes the additional 350,000 shares of common stock that became available for future issuance under the ESPP as of January 1, 2017 as a result of an annual automatic increase provision in the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period.

During the nine months ended September 30, 2017, the Company issued 88,982 shares under the ESPP.

Stock-Based Compensation

Employee stock-based compensation expense was calculated based on awards expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures are expected to differ from those estimates.

Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$970	$1,586	$3,739	$4,827
General and administrative	983	1,243	3,533	3,948
Restructuring charges	—	—	6	—
Total	$1,953	$2,829	$7,278	$8,775

As of September 30, 2017, the Company had $11.5 million, $2.9 million and $0.1 million of unrecognized stock-based compensation expense related to stock options, RSUs and ESPP shares, respectively, which are expected to be recognized over an estimated weighted-average period of 2.7 years, 1.1 years and 0.4 years, respectively.

Fair Value Disclosures

The fair value of stock options granted under the 2013 Plan and purchases under the Company’s ESPP were estimated at grant date using the Black-Scholes option-pricing model. The fair value of stock-based awards was estimated using the following weighted average assumptions for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock Option Plan:	2017	2016	2017	2016
Weighted-average volatility	76.9%	—	75.5%	71.7%
Weighted-average expected term (years)	6.2	—	6.2	5.7
Risk-free interest rate	2.1%	—	2.2%	1.4%
Expected dividend yield	—	—	—	—

	Three Months Ended September 30,		Nine Months Ended September 30,
ESPP	2017	2016	2017	2016
Weighted-average volatility	63.8%	87.7%	61.5%	72.8%
Weighted-average expected term (years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.6%	0.5%	0.5%	0.4%
Expected dividend yield	—	—	—	—

7. Income Taxes

During the three and nine months ended September 30, 2017, the Company recorded an income tax provision of $4,000 and $12,000, respectively, related to discrete items resulting from interest on prior years’ uncertain tax positions. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

8. Net Loss per Common Share

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been anti-dilutive (in thousands):

	As of September 30,
	2017	2016
Options to purchase common stock	4,987	4,488
RSUs	667	211
	5,654	4,699

9. Restructuring Charges

On April 24, 2017, the Company’s Board of Directors approved a restructuring plan to reduce operating costs and better align its workforce with the needs of its business following the Company’s recent announcements that its Phase II “YOSEMITE” clinical trial of demcizumab (anti-DLL4, OMP-21M18) in combination with Abraxane® plus gemcitabine in previously untreated patients with metastatic pancreatic cancer did not meet its primary endpoint and would be discontinued, its Phase II “PINNACLE” clinical trial of tarextumab (anti-Notch2/3, OMP-59R5) in combination with etoposide plus either cisplatin or carboplatin chemotherapy in previously untreated patients with extensive-stage small cell lung cancer did not meet its endpoints, its partner Bayer had decided not to exercise its option to license vantictumab (anti-Fzd, OMP-18R5) and ipafricept (Fzd8-Fc, OMP-54F28), and enrollment would be discontinued in the Phase Ib clinical trial of brontictuzumab (anti-Notch1, OMP-52M51) in combination with trifluridine/tipiracil (Lonsurf®) in third-line colorectal cancer patients. Under the restructuring plan the Company is reducing its workforce by 60 employees (or 48%) to 64 employees, based on the number of employees employed by the Company as of April 24, 2017. As of September 30, 2017, 55 of the affected employees had been terminated, and the remaining five employees will be terminated by December 31, 2017. As a result, the Company incurred $2.5 million in restructuring charges consisting of one-time severance payments and other employee related costs, and other charges during the nine months ended September 30, 2017, of which a majority was paid out in cash during the second quarter of 2017. Restructuring charges are included in operating expense in the condensed statement of operations. The restructuring reserve of $0.3 million is included in accrued liabilities on the condensed balance sheet as of September 30, 2017, and is expected to be paid out during the fourth quarter of 2017.

The following table provides a summary of restructuring activity during the nine months ended September 30, 2017 (in thousands):

Employee Severance and Other Costs
Balance at January 1, 2017	$—
Costs incurred	2,513
Less cash payments	(2,231)
Less non-cash charges	(6)
Balance at September 30, 2017	$276

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

OncoMed is a clinical-stage biopharmaceutical company focused on discovering and developing novel therapeutics that address the fundamental biology driving cancer’s growth, resistance, recurrence and metastasis. We believe that a key reason for the limitations of many current cancer treatments is that they fail to impede the growth of cancer stem cells, or CSCs, which are responsible for the initiation, metastasis and recurrence of many cancers. Our research into CSC pathways such as Notch, Wnt and RSPO-LGR has also led us to identify immuno-oncology biologics intended to bolster immune system recognition of cancer cells and/or suppress immune system evasion mechanisms. We believe our therapeutic candidates are quite distinct from current generations of chemotherapies and targeted therapies, and have the potential to significantly impact cancer treatment and the clinical outcome of patients with cancer. All of our therapeutic candidates were discovered internally in our own research laboratories.

We currently have four internally discovered therapeutic candidates in clinical development targeting CSC pathways and immuno-oncology. We are also pursuing discovery of additional novel approaches to cancer treatment including new immuno-oncology therapeutic candidates. We are currently enrolling patients in two Phase Ib clinical trials of navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83) in combination with standard chemotherapy regimens in patients with platinum-resistant ovarian cancer and metastatic colorectal cancer. We are also currently enrolling patients in both portions of a Phase Ia/b clinical trial of rosmantuzumab (anti-RSPO3, OMP-131R10). The Phase Ia portion is in solid tumor patients and the Phase Ib portion is in patients with certain colorectal or gastric cancers and combines rosmantuzumab with standard-of-care chemotherapy. Patients with solid tumors are also being enrolled in a Phase Ia clinical trial of anti-TIGIT (OMP-313M32), our third therapeutic candidate currently in clinical development. On September 13, 2017, we announced that the first patient had been dosed in our Phase Ia clinical trial of GITRL-Fc (OMP-336B11) in patients with solid tumors. Clinical trials for these therapeutic candidates are ongoing, with the intent of gathering additional data required to proceed to later stage clinical trials and product approval.

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

The following table summarizes our revenue for the three and nine months ended September 30, 2017 and 2016, which is related to the recognition of upfront payments and reimbursements of research and development costs under our various collaboration arrangements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
GSK:
Recognition of upfront payments	$—	$127	$150	$426
Other revenue	—	—	3	617
GSK total	—	127	153	1,043
Bayer:
Recognition of upfront payments	—	139	278	509
Other revenue	—	466	1,734	773
Bayer total	—	605	2,012	1,282
Celgene:
Recognition of upfront payments	5,013	5,013	15,039	15,041
Other revenue	93	174	311	1,569
Celgene total	5,106	5,187	15,350	16,610
Total collaboration related revenue	$5,106	$5,919	$17,515	$18,935

We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of milestones and other payments that we may receive in the future from our collaborations with Bayer and Celgene or any new collaboration into which we may enter. On July 7, 2017, we received a letter, dated June 30, 2017, from GSK indicating that GSK was terminating our collaboration in its entirety, effective October 28, 2017. As a result of such termination, we are no longer eligible to receive any future payments under our terminated collaboration agreement with GSK.

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2017 and 2016 (in thousands). The internal costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline. The external program costs reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Internal Costs:
Cancer biology, pathology and toxicology	$2,318	$4,068	$10,172	$12,245
Molecular and cellular biology	1,343	1,927	5,177	5,741
Process development and manufacturing	714	1,431	2,923	4,762
Product development	1,957	3,132	7,076	9,555
Subtotal internal costs	6,332	10,558	25,348	32,303
External Program Costs:
Manufacturing	438	4,168	3,879	15,400
Clinical	4,782	10,240	18,448	31,121
Translational medicine	564	1,039	2,632	3,309
Toxicology	75	1,356	961	3,334
Subtotal external program costs	5,859	16,803	25,920	53,164
Total research and development expense	$12,191	$27,361	$51,268	$85,467

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

Except for the inclusion of policies related to restructuring charges, there have been no significant and material changes in our critical accounting policies during the three and nine months ended September 30, 2017, as compared to those disclosed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  See Note 2 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion relating to our policy related to restructuring charges.

Recent Accounting Pronouncements

See Note 2 to the notes to the condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Dollar
(In thousands)	2017	2016	Change
Revenue:
Collaboration revenue	$5,013	$5,279	$(266)
Other revenue	93	640	(547)
Total revenue	5,106	5,919	(813)
Operating expenses:
Research and development	12,191	27,361	(15,170)
General and administrative	3,871	4,493	(622)
Restructuring charges	69	—	69
Total operating expenses	16,131	31,854	(15,723)
Loss from operations	(11,025)	(25,935)	14,910
Interest and other income, net	337	80	257
Loss before provision for income taxes	(10,688)	(25,855)	15,167
Provision for income taxes	4	9	(5)
Net loss	$(10,692)	$(25,864)	$15,172

Revenue

Total revenue was $5.1 million for the three months ended September 30, 2017, a decrease of $0.8 million, or 14%, compared to $5.9 million for the three months ended September 30, 2016. Revenue recognized from amortization of upfront fees of $5.0 million under our collaborations in the third quarter of 2017 was slightly lower compared to the same period in 2016 due to the completion of amortization of the upfront payments from our collaborations with GSK and Bayer in the second quarter of 2017. The year-over-year decrease of $0.5 million in other revenue during the third quarter of 2017 compared to the same period in 2016 was due to lower revenue recognized from reimbursement of research and development costs for services performed for Celgene in the third quarter of 2017.

Research and Development

Research and development expenses were $12.2 million for the three months ended September 30, 2017, a decrease of $15.2 million, or 55%, compared to $27.4 million for the three months ended September 30, 2016. External costs decreased year-over-year by $10.9 million in the third quarter of 2017 compared to the same period in 2016 primarily due to decreases in manufacturing costs by $3.7 million as a result of the timing of production of materials used in the various clinical studies, and in clinical costs by $5.5 million primarily due to a decrease in the Phase II clinical trial costs for our demcizumab and tarextumab programs as a result of our discontinuation of the dosing of all patients in these programs. Internal costs decreased year-over-year by $4.2 million in the third quarter of 2017 compared to the same period in 2016 primarily due to a decrease in personnel costs, including a decrease in stock-based compensation of $0.6 million due to reduced headcount as a result of our restructuring actions in April 2017, and a decrease in outside professional fees and laboratory supplies as a result of an overall decrease in activity and spend on our clinical programs. We expect that our research and development expenses will continue to decrease as our clinical development activities decrease.

General and Administrative

General and administrative expenses were $3.9 million for the three months ended September 30, 2017, a decrease of $0.6 million, or 14%, compared to $4.5 million for the three months ended September 30, 2016. The year-over-year decrease in general and administrative expense in the third quarter of 2017 compared to the same period in 2016 was primarily attributable to a decrease in personnel costs, including stock-based compensation, due to a decrease in headcount as a result of the restructuring plan that we implemented in April 2017.

Comparison of Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,		Dollar
(In thousands)	2017	2016	Change
Revenue:
Collaboration revenue	$15,467	$15,976	$(509)
Other revenue	2,048	2,959	(911)
Total revenue	17,515	18,935	(1,420)
Operating expenses:
Research and development	51,268	85,467	(34,199)
General and administrative	12,952	14,464	(1,512)
Restructuring charges	2,513	—	2,513
Total operating expenses	66,733	99,931	(33,198)
Loss from operations	(49,218)	(80,996)	31,778
Interest and other income, net	705	247	458
Loss before provision for income taxes	(48,513)	(80,749)	32,236
Provision for income taxes	12	15	(3)
Net loss	$(48,525)	$(80,764)	$32,239

Revenue

Total revenue was $17.5 million for the nine months ended September 30, 2017, a decrease of $1.4 million, or 7%, compared to $18.9 million for the nine months ended September 30, 2016. Revenue recognized from amortization of upfront fees of $15.5 million under our collaborations for the nine months ended September 30, 2017 slightly decreased compared to the same period in 2016 due to completion of amortization of upfront payments under our GSK and Bayer collaborations in the second quarter of 2017. The year-over-year decrease of $0.9 million in other revenue during the nine months ended September 30, 2017 compared to the same period in

2016 was due to lower revenue recognized from reimbursement of research and development costs for services performed for GSK and Celgene in 2017.

Research and Development

Research and development expenses were $51.3 million for the nine months ended September 30, 2017, a decrease of $34.2 million, or 40%, compared to $85.5 million for the nine months ended September 30, 2016.  External costs decreased year-over-year by $27.2 million compared to the same period in 2016 primarily due to a decrease in manufacturing costs by $11.5 million and toxicology costs by $2.4 million for our navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83) and anti-TIGIT (OMP-313M32) programs. The decrease in clinical costs by $12.7 million was mainly related to a decrease in the Phase II clinical trial costs for demcizumab and tarextumab programs as a result of our discontinuation of dosing of all patients in these programs. Internal costs decreased year-over-year by $6.9 million compared to the same period in 2016 primarily due to a decrease in personnel costs and outside professional fees.

General and Administrative

General and administrative expenses were $13.0 million for the nine months ended September 30, 2017, a decrease of $1.5 million, or 10%, compared to $14.5 million for the nine months ended September 30, 2016. The year-over-year decrease in general and administrative expense was mainly due to a decrease in personnel costs including stock-based compensation of $0.4 million driven by reduction in headcount as a result of the restructuring plan that we implemented in April 2017, as well as a decrease in legal costs.

Restructuring Charges

Restructuring charges were $2.5 million for the nine months ended September 30, 2017 primarily related to severance, other one-time benefits and other employee related charges. See Note 9 of the notes to the condensed consolidated financial statements for additional details, including the types of expenses incurred and cash payments made.

Liquidity and Capital Resources

As of September 30, 2017, we had cash, cash equivalents and short term investments totaling $113.6 million.

In June 2015, we filed a shelf registration statement on Form S-3, that permits: (a) the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and (b) as part of the $250.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co. in one or more at-the-market offerings. Through September 30, 2017, we have sold 388,166 shares of common stock pursuant to our at-the-market program at a weighted average price of $12.59 per share, resulting in aggregate net proceeds to us of $4.7 million, net of offering costs. In the nine months ended September 30, 2017, we did not sell any shares pursuant to our at-the-market program.

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

We believe that our existing cash, cash equivalents and short-term investments as of September 30, 2017 will be sufficient to meet our anticipated cash requirements through the third quarter of 2019, even without taking into account potential future milestone payments to us or proceeds to us from any future sales of our securities pursuant to our shelf registration statement including our at-the-market program. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•

the achievement of milestones, the exercise of options, and/or the advancement of the small molecule programs into further development and potential commercialization under our agreements with Bayer and Celgene;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our therapeutic candidates and potential therapeutic candidates;
•	the number and characteristics of therapeutic candidates that we pursue;
•	the progress, costs and results of our clinical trials;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory requirements;
•	funding we may receive under any new collaborations we may enter into or new government grants we may be awarded in the future;
•	the costs and timing of hiring new employees to support our future growth; and
•	the costs and timing of procuring clinical supplies of our therapeutic candidates.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash used in operating activities	$(72,621)	$(14,087)
Cash provided by (used in) investing activities	49,341	(59,358)
Cash provided by financing activities	2,204	65,085

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2017 was $72.6 million. The net loss of $48.5 million was offset by non-cash charges of $1.3 million for depreciation and amortization and $7.3 million for stock-based compensation. The change in net operating assets and liabilities of $32.7 million was primarily due to a decrease in accounts payable of $4.1 million and accrued liabilities of $3.7 million due to the timing of vendor payments, a decrease in accrued clinical liabilities of $13.0 million due to the decrease in our clinical development activities, and a decrease in deferred revenue of $15.5 million due to the amortization of upfront payments from our collaboration arrangements with GSK, Bayer and Celgene.

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

Cash Flows from Investing Activities

Cash provided by investing activities of $49.3 million for the nine months ended September 30, 2017 primarily reflects maturities of short-term investments of $157.3 million, offset by purchases of short-term investments of $107.5 million and acquisition of property and equipment of $0.5 million.

Cash used in investing activities of $59.4 million for the nine months ended September 30, 2016 was primarily due to maturities of short-term investments of $148.8 million, offset by purchases of short-term investments of $207.3 million and our acquisition of property and equipment of $0.9 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $2.2 million for the nine months ended September 30, 2017 was due to the proceeds from the issuance of common stock upon the exercise of stock options and from purchases of common stock under our Employee Stock Purchase Plan.

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

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $113.6 million and $184.6 million as of September 30, 2017 and December 31, 2016, respectively, which consisted of bank deposits and U.S. Treasury Bills. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt as of September 30, 2017 and December 31, 2016.

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

Foreign Currency Exchange Rate Sensitivity

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in Euro and British Sterling. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward foreign exchange contracts, nor did we in the nine months ended September 30, 2017. All foreign transactions settled on the applicable spot exchange basis at the time such payments were made.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We do not currently have any therapeutic candidates in pivotal clinical trials or approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2004. We have incurred net losses of $103.1 million and $85.4 million for the years ended December 31, 2016 and 2015, respectively, and $48.5 million for the nine months ended September 30, 2017. We had an accumulated deficit of $461.5 million as of September 30, 2017.

We expect to continue to incur significant losses for the foreseeable future. We expect these losses and our cash utilization to continue in the near term as we continue to conduct clinical trials for navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), rosmantuzumab (anti-RSPO3, OMP-131R10), anti-TIGIT (OMP-313M32), and GITRL-Fc (OMP-336B11), and conduct research and development of our other therapeutic candidates.

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

We intend to initiate the Phase Ib portion of the Phase I clinical trial of our anti-TIGIT therapeutic candidate in the first half of 2018. Under our collaboration agreement, we are responsible for funding all research and development activities for our anti-TIGIT program, including the costs associated with conducting this Phase Ib portion of our Phase I clinical trial, prior to Celgene’s exercise of its option for the program. Celgene has not yet exercised its option for our anti-TIGIT program, which it may exercise during certain time periods through the end of certain Phase I clinical trials. Furthermore, there is no guarantee that Celgene will exercise its option for our anti-TIGIT program, and if Celgene does not exercise its option, we will be responsible for funding the Phase Ib portion of our Phase I clinical trial and any further development of our anti-TIGIT program.

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

Our programs and therapeutic candidates are in the early stages of drug discovery or clinical trials and are subject to the risks of failure inherent in drug development. As of the date of this Quarterly Report on Form 10-Q, four of our therapeutic candidates currently in clinical development, navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), rosmantuzumab (anti-RSPO3, OMP-131R10), anti-TIGIT (OMP-313M32), and GITRL-Fc (OMP-336B11) have been tested in cancer patients. We and/or our collaborators will need to conduct significant additional preclinical studies and/or clinical trials before we can demonstrate that any of our therapeutic candidates is safe and effective to the satisfaction of the FDA and other regulatory authorities. Preclinical studies and clinical trials are expensive and uncertain processes that may take years to complete.

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

The pharmacokinetic, pharmacodynamic, and safety profile of preclinical studies may not be indicative of results in any clinical trial. As of the date of this Quarterly Report on Form 10-Q, we have observed adverse events in clinical trials for all four of our therapeutic candidates currently in clinical development. We currently believe these adverse events are manageable. Nevertheless, such adverse events may cause challenges in development, approval and/or commercialization.

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

The toxicity profile of demcizumab has been shown to include cardiopulmonary events, including hypertension that was generally manageable. In certain patients treated with demcizumab, reversible pulmonary hypertension and/or heart failure have been observed, resulting in the implementation of a risk mitigation strategy including limiting the intermittent and truncated dosing of demcizumab, cardiac monitoring, and early intervention with cardioprotective medication, if indicated. The most common treatment-related adverse events experienced by patients treated in our Phase Ib trials for demcizumab include fatigue, vomiting, hypertension and nausea. The most common treatment-related adverse events experienced by patients treated with brontictuzumab (anti-Notch1, OMP-52M51) in the Phase Ia clinical trial include diarrhea, nausea, fatigue and vomiting. In April 2017, we decided to discontinue our brontictuzumab program because the combination of brontictuzumab plus chemotherapy was found to not be tolerable in our Phase Ib clinical trial of brontictuzumab in combination with trifluridine/tipiracil (Lonsurf®) in colorectal cancer patients. The toxicity profile of vantictumab has been shown to include certain bone effects, including mild to moderate grade bone adverse events, resulting in the implementation of a bone risk mitigation plan involving monitoring, prophylactic supplements and administration of zoledronic acid, if indicated, in our vantictumab trials. The most common treatment-related adverse events experienced by patients treated with vantictumab include fatigue, nausea, diarrhea, constipation, and dysgeusia (altered taste sensation). The most common treatment-related adverse events experienced by patients treated with ipafricept include decreased appetite, fatigue, nausea, vomiting and dysgeusia. The toxicity profile of ipafricept has also been shown to include certain bone effects, including mild to moderate grade bone adverse events, and a bone risk mitigation plan that involves monitoring, prophylactic supplements and administration of zoledronic acid, if indicated, was implemented in our ipafricept trials. In addition, treatment-related adverse events have also been experienced by patients treated with navicixizumab, including hypertension, infusion reactions, headache, fatigue, and pulmonary hypertension, and by patients treated with rosmantuzumab, including fatigue and nausea.  The presence of anti-drug antibodies was observed in a subset of patients receiving navicixizumab in the Phase Ia clinical trial.  In at least some instances, the anti-drug antibodies were associated with infusion reactions to the drug resulting in suspension or termination of navicixizumab administration. Additionally, anti-drug antibodies negatively impacted the pharmacokinetics of navicixizumab in some patients.

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

We intend to initiate the Phase Ib portion of the Phase I clinical trial of our anti-TIGIT therapeutic candidate in the first half of 2018. Under our collaboration agreement, we are responsible for funding all research and development activities for our anti-TIGIT program, including the costs associated with conducting this Phase Ib portion of our Phase I clinical trial, prior to Celgene’s exercise of its option for the program. Celgene has not yet exercised its option for our anti-TIGIT program, which it may exercise during certain time periods through the end of certain Phase I clinical trials. Furthermore, there is no guarantee that Celgene will exercise its option for our anti-TIGIT program, and if Celgene does not exercise its option, we will be responsible for funding the Phase Ib portion of our Phase I clinical trial and any further development of our anti-TIGIT program.

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

We may also choose to advance our therapeutic candidates and programs that are not part of the Celgene collaboration independently without partnering such therapeutic candidates and programs, which will require substantial funds. We are currently independently advancing GITRL-Fc (OMP-336B11) through clinical development, which is currently being funded entirely by us, and both vantictumab (anti-Fzd, OMP-18R5) and ipafricept (Fzd8-Fc, OMP-54F28) are currently unpartnered.  If any of our independent therapeutic candidates receive regulatory approval and are commercialized, substantial expenditures will also be required. As of September 30, 2017, we had $113.6 million in cash, cash equivalents and short-term investments. We believe that our available cash, cash equivalents and short-term investments will be sufficient to fund our anticipated level of operations through the third quarter of 2019, even without taking into account potential future milestone payments to us. Our future financing requirements will depend on many factors, some of which are beyond our control, including:

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

If Celgene does not exercise its options or if it terminates any development program under its collaboration with us or terminates its entire collaboration agreement with us, or if Bayer terminates the small molecule program under its collaboration agreement with us, whether as a result of our inability to meet milestones or otherwise, any potential revenue from those collaborations will be significantly reduced or non-existent, and our results of operations and financial condition will be materially and adversely affected.

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

Under our collaboration with GSK, during certain time periods through completion of proof-of-concept trials, GSK had the option to obtain an exclusive license to further develop and commercialize brontictuzumab and tarextumab on a worldwide basis. In October 2016, GSK notified us of its decision to terminate its option to further develop and commercialize brontictuzumab, effective January 29, 2017. As a result, we retained worldwide rights to brontictuzumab. On July 7, 2017, we received a letter, dated June 30, 2017, from GSK indicating that GSK was terminating our collaboration agreement in its entirety, effective as of October 28, 2017. As a result, effective October 28, 2017, we retained worldwide rights to tarextumab and we will no longer be eligible to receive any payments under our terminated collaboration agreement with GSK. We have decided to discontinue both our tarextumab and brontictuzumab programs.

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

In addition to the upfront payment of $177.2 million, including a $22.2 million equity investment, we are eligible to receive opt-in payments upon Celgene’s exercise of the option for each biologic therapeutic program (for up to six biologic therapeutic programs). The collaboration also includes milestone payments for achievement of specified development, regulatory and commercial milestones, paid on a per-product and per-program basis. The opt-in payments and payments for achievement of development, regulatory and commercial milestones may total up to (1) $791.0 million for products in the demcizumab program (including payments received as of September 30, 2017), including a $70.0 million opt-in payment, (2) $505.0 million for products in the navicixizumab program, including a $25.0 million opt-in payment, (3) approximately $442.8 million for products in the rosmantuzumab program (including payments received as of September 30, 2017), including an approximately $37.8 million opt-in payment, (4) $440.0 million for products in the anti-TIGIT program (including payments received as of September 30, 2017), including a $35.0 million opt-in payment, and (5) $440.0 million for each of up to two additional biologic programs achieving regulatory approval that are directed to targets in either the RSPO-LGR signaling pathway or the undisclosed pathway for which Celgene exercises its option. We have received $75.0 million in milestone payments related to programs in the Celgene collaboration to date. However, there is no guarantee that any of the programs that are part of our collaboration with Celgene will continue to advance in development or that we will receive the opt-in payments or other payments related to these programs, including the demcizumab program, on our anticipated timelines or at all.

We intend to initiate the Phase Ib portion of the Phase I clinical trial of our anti-TIGIT therapeutic candidate in the first half of 2018. Under our collaboration agreement, we are responsible for funding all research and development activities for our anti-TIGIT program, including the costs associated with conducting this Phase Ib portion of our Phase I clinical trial, prior to Celgene’s exercise of its option for the program. Celgene has not yet exercised its option for our anti-TIGIT program, which it may exercise during certain time periods through the end of certain Phase I clinical trials. Furthermore, there is no guarantee that Celgene will exercise its option for our anti-TIGIT program, and if Celgene does not exercise its option, we will be responsible for funding the Phase Ib portion of our Phase I clinical trial and any further development of our anti-TIGIT program.

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

On April 24, 2017, our Board of Directors approved a restructuring plan, pursuant to which we plan to reduce our workforce by 60 employees (or 48%) by December 31, 2017. We will need to manage our operations and clinical trials, continue our development activities and commercialize our therapeutic candidates with this reduced workforce. Our management and personnel, systems and facilities currently in place may not be adequate to support our current activities or future growth. Our need to effectively execute our business strategy requires that we:

•

manage our clinical trials effectively, including two Phase Ib trials for navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), a Phase Ia/b trial for rosmantuzumab (anti-RSPO3, OMP-131R10), a Phase Ia trial for anti-TIGIT (OMP-313M32), and a Phase Ia trial for GITRL-Fc (OMP-336B11), all of which are being conducted at multiple trial sites, as well as additional clinical trials we may initiate in the future;

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

We are highly dependent on the principal members of our management and scientific staff. The loss of service of any of our management could harm our business. In addition, we are dependent on our continued ability to retain and motivate our existing management, clinical and scientific personnel, and to potentially attract highly qualified additional management, clinical and scientific personnel. The competition for qualified personnel in the pharmaceutical industry is intense. Due to our limited resources, we may not be able to effectively retain our existing personnel or attract and recruit additional qualified personnel. If we are not able to retain our management, particularly our Chairman and Chief Executive Officer, Mr. Hastings, and our Executive Vice President, Research and Development, Dr. Lewicki, and to attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow. Although we have executed employment agreements with each member of our current executive management team, including Mr. Hastings and Dr. Lewicki, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. On September 19, 2017, we announced that Mr. Hastings had begun a personal leave of absence for medical reasons. Although Mr. Hastings continues to be the Chief Executive Officer and Chairman of the Board of Directors during his leave of absence, we cannot guarantee that he will return from his leave of absence soon, or at all.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description of Exhibit

10.1†	Amendment No. 3 to the Multi-Product License Agreement, dated August 26, 2016, by and between the registrant and Lonza Sales AG.

31.1	Certification of Principal Executive and Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive and Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

Exhibit No.	Description of Exhibit
101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Balance Sheets at September 30, 2017 (unaudited) and December 31, 2016, (ii) Condensed Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2017 and 2016, and (iv) Notes to the Condensed Financial Statements.

† Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OncoMed Pharmaceuticals, Inc.

Date: November 2, 2017	By:	/s/ Sunil Patel
Sunil Patel Executive Vice President and Chief Financial Officer (principal executive, financial and accounting officer)