Form 10-K
period 2017-12-31
OncoMed Pharmaceuticals Inc
filed 2018-03-09
CIK 1302573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the registrant’s common stock as of March 7, 2018 was 38,259,662. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017, was $104,398,387. There is no non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the registrant’s 2017 fiscal year and are incorporated by reference in Part III.

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

We have four internally discovered anti-cancer therapeutic candidates currently in clinical development. We are also pursuing discovery of additional novel approaches to cancer treatment, including new immuno-oncology therapeutic candidates. All of the therapeutic candidates in our pipeline were discovered by OncoMed scientists. We have established a number of proprietary technologies to aid in ongoing drug discovery, candidate validation and predictive biomarker efforts. We currently have a significant strategic alliance with Celgene Corporation and revenues from this collaboration (as well as prior collaborations with GlaxoSmithKline LLC and Bayer Pharma AG) have supported the advancement and growth of our pipeline. The following summarizes the status of our therapeutic candidates and select preclinical programs, each of which will be described and discussed in further detail below under “Our Therapeutic Candidates and Preclinical Programs.”

•

Navicixizumab (Anti-DLL4/VEGF Bispecific, OMP-305B83). Navicixizumab is our bispecific monoclonal antibody that targets and inhibits both Delta-like ligand 4, or DLL4, and vascular endothelial growth factor, or VEGF. We have completed a Phase Ia single-agent clinical trial of navicixizumab in patients with advanced solid tumors, and we are currently conducting two Phase Ib clinical trials to assess navicixizumab in combination with standard chemotherapy regimens in patients with platinum-resistant ovarian cancer and second line metastatic colorectal cancer. This program is part of our strategic collaboration with Celgene, which is discussed below under “Key Collaboration and License Agreements—Strategic Alliance with Celgene.” Celgene retains an option during certain time periods through the end of certain Phase I clinical trials to obtain an exclusive license to co-develop and co-commercialize navicixizumab in the U.S. with us, sharing profits 50/50, while Celgene would lead development and commercialization outside the U.S. If Celgene exercises its option on navicixizumab, we would be eligible for a $25.0 million opt-in payment.

•

Anti-TIGIT (OMP-313M32). T-cell immunoreceptor with immunoglobulin and ITIM domains, or TIGIT, is an inhibitory receptor that is thought to potentially stop T-cells from attacking certain tumor cells. Our Phase Ia clinical trial of anti-TIGIT, our antibody that binds to and inhibits TIGIT, is currently enrolling patients. This program is part of our collaboration with Celgene, which is discussed below under “Key Collaboration and License Agreements—Strategic Alliance with Celgene.” We also plan to amend the existing Phase Ia single agent protocol to add a Phase Ib dose escalation of anti-TIGIT in combination with anti-PD1, and we anticipate that we will begin treating patients with this combination in the first half of 2018. Upon the completion of certain enrollment criteria in the Phase I clinical trial, Celgene would have the option to obtain an exclusive license to develop and commercialize anti-TIGIT. If Celgene exercises its option on anti-TIGIT, we would be eligible for a $35.0 million opt-in payment and Celgene would then lead and fully fund further development and commercialization.

•

GITRL-Fc (OMP-336B11). Glucocorticoid-induced tumor necrosis factor receptor-related protein, or GITR, and its ligand, GITRL, are members of the tumor necrosis factor, or TNF, family of receptors and ligands.  TNF ligands are trimeric proteins and their binding to receptors leads to activation of intracellular signaling.  Activation of GITR enhances T-cell modulated immune responses, which we believe makes it a promising target for stimulating immune system activity against tumor cells.  Our GITR ligand therapeutic candidate, GITRL-Fc, is engineered using a novel single-gene, linkerless trimer technology that is designed to enable effective activation of GITR.  In preclinical models, this design has achieved robust anti-tumor immune responses alone and in combination with other immuno-oncology agents.  This program is wholly owned by OncoMed, and we are now enrolling patients in a Phase I single agent clinical trial. OncoMed has worldwide rights to the GITRL-Fc program.

•	Rosmantuzumab (anti-RSPO3, OMP-131R10). Rosmantuzumab is a monoclonal antibody targeting the RSPO-LGR cancer stem cell, or CSC, pathway, and is also part of our strategic collaboration with

Celgene, which is discussed below under “Key Collaboration and License Agreements—Strategic Alliance with Celgene.”  Rosmantuzumab was recently studied in a Phase Ia/b clinical trial, but the trial failed to provide compelling evidence of clinical benefit. We are currently discussing next steps for the program with Celgene.

We also have a number of ongoing drug discovery efforts to address biological pathways and targets that drive cancer’s growth, resistance, recurrence, and metastasis including multiple undisclosed immuno-oncology candidates. We believe these research efforts have the potential to produce multiple additional IND submissions in future years.  Data for all of our therapeutic candidates are being gathered to inform the advancement of these therapeutic candidates into later stage clinical trials independently or with potential partners, with the goal of ultimately obtaining regulatory approvals and improving patient outcomes.

Strategy

We are focused on discovering and developing novel therapeutic candidates directed to fundamental biologic pathways and targets thought to drive cancer’s growth, resistance, recurrence and metastasis. The inability of the immune system to shut down tumor growth, through a series of tumor-associated resistance mechanisms, enables the growth and recurrence of cancers. We have discovered and advanced multiple therapeutic candidates specifically targeting CSC pathways, and we have a pipeline of immuno-oncology therapeutic candidates that aim to bolster immune system recognition of cancer cells and/or suppress immune system evasion mechanisms. Our goal is to build a leading biopharmaceutical company that discovers, develops and commercializes novel anti-CSC and immuno-oncology therapeutics. Key elements of our strategy to achieve this goal are:

•

Continue to discover and advance novel cancer therapeutics based on our proprietary discovery and drug development platform technologies. Our proprietary cancer models and antibody engineering platforms have led to the discovery of multiple proprietary therapeutic candidates, three of which are currently being evaluated in clinical trials. We anticipate our insights into cancer biology and immuno-oncology, coupled with our novel discovery and development technologies, leading to the identification of additional therapeutic candidates.

•

Advance our therapeutic candidates in clinical trials to determine their utility as treatments for cancer. Our Phase I clinical trials are designed to establish the maximum tolerated dose and safety profile, identify a therapeutic index, and look for initial indications of efficacy and biomarker effects of our drugs alone or as part of a combination regimen. Across our pipeline, we currently have four clinical trials ongoing.

•

Collaborate with our partner Celgene, to advance specific programs forward in clinical development. We are working closely with our partner to advance our partnered programs in development. Under our collaboration, Celgene has certain options during certain time periods through the end of specified Phase I trials to obtain exclusive licenses to certain of our antibody-based therapeutic candidates. In the event that these options are not exercised at the end of the relevant option periods, we will have worldwide rights to these programs. Our Celgene collaboration currently includes three programs: navicixizumab, anti-TIGIT, and rosmantuzumab.

•

Utilize biomarker approaches to identify subsets of cancer patients most likely to benefit from our therapies. In our clinical programs, such as navicixizumab, GITRL-Fc and anti-TIGIT, we have extensive biomarker identification/validation research ongoing. We are developing these biomarkers for all of our programs to potentially utilize those biomarkers in late-stage trials to identify patients most likely to benefit from treatment and improve patient outcomes. Where biomarker approaches are successfully utilized in clinical testing, we may elect to develop companion diagnostics in conjunction with suitable third-party development and commercialization partners.

•

Use collaborations with pharmaceutical and biopharmaceutical companies to provide funding, create value and leverage partners’ expertise to bring medicines to patients. To facilitate the capital-efficient development and commercialization of our wholly-owned programs, we routinely engage in partnering discussions with a range of pharmaceutical and biopharmaceutical companies. We believe that our existing collaboration with Celgene provides validation of our scientific approach, significant funding to advance our pipeline and access to development and commercial expertise for our partnered assets.

Since our founding in August 2004, we have raised $773.8 million, consisting of $399.5 million in the form of collaboration funding from our pharmaceutical partnerships, $373.1 million in the form of equity financings, including partner investments, and $1.2 million in grants.

We believe that our novel pipeline of antibody and protein-based therapeutics, our leadership in the fields of cancer biology and antibody engineering and our experienced scientific, clinical and business management team provide us with distinct advantages that enable us to continue to discover and advance novel anti-CSC and immuno-oncology therapeutics.

OncoMed’s Research Focus

Our drug discovery efforts focus on addressing biologic targets that are implicated in the growth, resistance, recurrence, and metastasis of cancer. Presently, this approach is focused on immuno-oncology therapeutics discovery. OncoMed’s pipeline of clinical- and preclinical-stage therapeutic candidates has been strategically designed to selectively block CSC pathways, to stimulate targeted immune responses against tumor cells, or to disable the tumor’s immune evasion mechanisms. By addressing the fundamental biology underlying cancer’s growth, resistance, recurrence, and metastasis, our novel therapeutic candidates are intended to improve patient outcomes and lead to more durable survival.

The immune system is naturally programmed to seek out and destroy abnormal cells. Cancer is believed to thrive, in part, because of a number of cellular mechanisms that aid in the evasion of immune response. Such mechanisms of immune system evasion include masking or reducing the expression of tumor antigens to avoid detection, recruiting T-cell suppressor cells or expressing inhibitory molecules that suppress immune activation, inducing conditions in the tumor microenvironment that promote tumor cell proliferation and survival, and a number of other factors. Immuno-oncology therapies that overcome immune suppression by stimulating responses directed to cancer cells may be a powerful means of counteracting the cellular mechanisms that enable the growth and spread of tumors. Immuno-oncology agents are rapidly emerging as a potential path to durable and long-lasting responses in certain patients.

We have built a number of proprietary platform technologies focused on understanding cancer biology to elucidate novel targets, design and optimize our biologics for the sought-after activity and evaluate the effects of our therapeutic candidates in state-of-the-art in vivo models. We develop antibodies against these targets using advanced protein engineering technologies, including antibody humanization, phage display, bispecific antibody and Fc-fusion protein platforms, and our proprietary mammalian display platforms. These protein engineering capabilities have been applied to our novel immuno-oncology agents, including technology to create linkerless trimers of TNF receptor superfamily ligands.  We believe this technology provides a platform that may enable future discovery of multiple new immuno-oncology therapeutic candidates.

For our work in cancer immunotherapy, we typically deploy syngeneic mouse models which enable us to understand the potential mechanisms of immune system responses to our therapeutic interventions and to identify potential pharmacodynamic and predictive biomarkers. A more complete description of some of the proprietary platform technologies that we utilize in our drug discovery efforts is provided below under “Our Proprietary Drug Discovery Platform.” For our discovery of agents targeting CSCs, we have tested our antibodies in proprietary xenograft models derived from freshly resected human tumors subsequently propagated in mice. We believe these patient-derived models may be more representative of the clinical features of human tumors than the cell line-based models used in traditional cancer research. Accordingly, we have also implanted these patient-derived tumors into mice with humanized immune systems to validate the activity of our immuno-oncology agents against human tumors. These models also offer the ability to test the effects of therapeutic candidates on human tumors with varied genetic backgrounds, which further facilitates the identification of predictive biomarkers.

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

We are currently concentrating our immuno-oncology research efforts on several of the key core challenges to activating the immune system to recognize and eliminate tumor cells.  These include: increasing the expression of tumor-specific antigens for immune system recognition, attracting essential immune cells, such as leukocytes, to the tumor and targeting fundamental mechanisms of immune evasion within the tumor microenvironment. We are utilizing our diverse protein engineering capabilities, and our understanding of receptor-ligand biology to create highly differentiated immuno-oncology therapeutic candidates.

Our first two immuno-oncology clinical candidates are anti-TIGIT and GITRL-Fc. TIGIT blocks T-cells from attacking tumor cells, and shares some properties with the inhibitory protein PD-1.  Our anti-TIGIT therapeutic is intended to activate the immune system through multiple mechanisms and enable substantial anti-tumor activity. We are also advancing a GITRL-Fc fusion protein.  GITRL is a member of the TNF family of ligands and functions to activate the co-stimulatory receptor GITR to enhance T-cell modulated immune responses.  Our GITRL-Fc agent is engineered using a novel single-gene linkerless GITRL trimer which enables effective GITR activation and robust anti-tumor immune response in preclinical studies. We maintain a very active research effort in the area of immuno-oncology with earlier-stage research ongoing.

Our anti-CSC therapeutic candidate navicixizumab targets DLL4 on the Notch pathway in addition to VEGF. Through clinical and preclinical studies, we observed that navicixizumab has a multi-pronged mechanism of action, including anti-CSC, anti-angiogenesis and immuno-oncology properties. Navicixizumab’s activity on the immune system is believed to act on the regulation of T-cells through IL-17 and the suppression of monocytic myeloid-derived suppressor cells, or MDSCs. We have conducted preclinical studies of anti-DLL4 and anti-DLL4 plus anti-VEGF in combination with anti-PD-1 inhibitors and observed synergistic anti-tumor responses and heightened immune cell memory responses that are greater than can be achieved with any of the agents when used alone.

Our Therapeutic Candidates and Preclinical Programs

The following table summarizes the status of, and certain of our plans for, our therapeutic candidates and preclinical programs, each of which will be described and discussed in further detail below.

Navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83)

We utilized our proprietary bispecific antibody technology to generate a monoclonal antibody, navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), that targets both DLL4 and VEGF. VEGF is the target for bevacizumab (Avastin®), which is currently approved and used to treat a number of solid tumors including colorectal, NSCLC, breast, renal cell, brain, cervical, and ovarian cancers and had worldwide revenues of $7.4 billion in 2015. DLL4 is a ligand which is responsible in part for tumor angiogenesis. Navicixizumab is designed to inhibit the function of both DLL4 and VEGF and thereby has the potential to induce anti-tumor activity while mitigating certain toxicities.  Preclinical data of dual DLL4 and VEGF inhibition in xenograft tumor models have demonstrated superior anti-tumor activity compared to either anti-DLL4 or anti-VEGF alone and anti-tumor activity was observed in multiple tumor types including colon, ovarian, breast and pancreatic. We have also observed that navicixizumab induced a down-regulation of vasculature-related genes and decreased vasculature density.  An improved cardiac safety profile was also observed in cynomolgus monkeys compared to anti-DLL4 alone.

We presented first-in-human data from a Phase Ia clinical trial of single-agent navicixizumab in November 2016 at the 28th EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium. As of the data cut off of October 17, 2016, a total of 51 patients with advanced solid tumors had received single-agent doses ranging from 0.5 to 12.5 mg/kg every three weeks.  Single-agent anti-tumor activity was observed and navicixizumab was safe enough to be administered on a continuous basis to most patients. Two of the 46 patients (4%) evaluable for anti-tumor effects had unconfirmed partial responses, while another sixteen (35%) patients achieved stable disease. The partial responses occurred in patients with ovarian cancer and uterine carcinosarcoma. Five of eight (63%) evaluable ovarian patients had reductions in tumor volume and remained on therapy ranging from 129 to greater than 323 days as of the data cut-off date. Navicixizumab was generally well tolerated with hypertension, headache, fatigue and pulmonary hypertension being the most common drug-related toxicities. The hypertension was successfully managed with a protocol-defined anti-hypertensive regimen and most pulmonary hypertension adverse events were reversible and of mild to moderate severity, although a few cases of Grade 3 pulmonary hypertension occurred at high doses.

We have initiated two Phase Ib clinical trials to assess the safety, preliminary efficacy, immunogenicity and pharmacokinetics of navicixizumab in combination with standard-of-care chemotherapy in ovarian and colorectal cancers. A Phase Ib multicenter, open-label, dose-escalation and expansion trial in ovarian cancer combines navicixizumab with paclitaxel and is expected to enroll approximately 30 patients with platinum-resistant ovarian cancer (including fallopian tube or primary peritoneal cancers) who have previously received bevacizumab and/or have failed greater than two prior therapies. The Phase Ib trial of navicixizumab in combination with FOLFIRI chemotherapy in colorectal cancer is also expected to enroll approximately 30 patients with metastatic colorectal cancer who have failed first-line treatment, typically bevicizumab plus folinic acid, fluorouracil and oxaliplatin, or FOLFOX, chemotherapy.

Navicixizumab is part of our strategic collaboration with Celgene. Celgene retains an option during certain time periods through the end of certain Phase I clinical trials to obtain an exclusive license to co-develop and co-commercialize navicixizumab. If Celgene exercises its option to navicixizumab, we would be entitled to receive a $25.0 million opt-in payment. Upon option exercise, we and Celgene would co-develop and co-commercialize navicixizumab in the U.S., sharing profits 50/50, while Celgene would lead development and commercialization outside the U.S.  Additional details related to our collaboration with Celgene are described below under “Key Collaboration and License Agreements—Strategic Alliance with Celgene.”

Anti-TIGIT (OMP-313M32)

TIGIT is an inhibitory receptor similar to the inhibitory protein PD-1, and via interactions with its ligands may block T-cells from attacking tumor cells.  Our anti-TIGIT therapeutic is intended to activate the immune system, through multiple mechanisms, and enable anti-tumor activity.  In December 2016, we filed an IND application with the FDA for anti-TIGIT. A Phase I clinical trial of anti-TIGIT is currently enrolling patients.  The protocol was recently amended to add an arm assessing the dose escalation of anti-TIGIT plus anti-PD1. We expect to begin treating patients in this arm of the study in first half of 2018.

In preclinical studies with anti-TIGIT antibodies, we have observed immune activation and robust anti-tumor activity — both as a single agent and in combination with other cancer immunotherapeutics including anti-PD1.  At the 2017 American Association of Cancer Research (AACR) meeting, we presented preclinical data demonstrating the capacity of an anti-TIGIT antibody to induce long-term immune memory and durable anti-tumor response.

Anti-TIGIT is part of our collaboration with Celgene. Upon the completion of certain enrollment criteria in the Phase I clinical trial, Celgene will have the option to obtain an exclusive license to anti-TIGIT. If Celgene exercises its option to obtain a license to anti-TIGIT, Celgene would then lead and fully fund further development and commercialization, and we would be entitled to receive a $35.0 million opt-in payment. Additional details related to our collaboration with Celgene are described below under “Key Collaboration and License Agreements—Strategic Alliance with Celgene.”

GITRL-Fc (OMP-336B11)

The TNF family of cytokines, which is comprised of approximately twenty members, plays a central role in immune system function and induces diverse effects such as apoptosis, immune cell activation, differentiation, and cell migration, among other cellular functions.  As such, in cancer the TNF family plays an important role in immune surveillance, tumorigenesis and tumor progression. We are conducting research efforts to harness the ability of the TNF family of ligands to stimulate a targeted immune response against tumor cells. Among several novel discoveries in preclinical testing are robust T-cell activating agents utilizing fully human single-gene trimeric ligands attached to antibody frameworks. GITRL-Fc (OMP-336B11) is the first of these agents to advance to clinical testing.

Activation of GITR enhances T-cell modulated immune responses, making it a promising target for stimulating immune system activity against tumor cells.  Our GITR ligand therapeutic candidate is engineered using a novel single-gene linkerless trimer technology which enables effective activation of the receptor, GITR. In preclinical models, this design has achieved robust anti-tumor immune responses alone and in combination with other immuno-oncology agents. This program is wholly owned by OncoMed. A Phase I clinical trial of GITRL-Fc is currently enrolling patients.

In a series of preclinical studies presented at the CRI-CIMT-EATI-AACR Inaugural International Cancer Immunotherapy Conference in September 2015, our GITRL-Fc activated GITR signaling more effectively than an agonist GITR antibody and promoted robust anti-tumor immune responses, including the potentiation of antigen-specific T-cell Th1 type immunity and a reduction of regulatory T-cell (Treg) immune suppressive activity.  In multiple murine tumor graft models our GITRL-Fc enabled complete eradication of some tumors as a single agent.

At the 2016 American Association of Cancer Research (AACR) meeting we presented additional preclinical data that showed that as a single-agent, GITRL-Fc did not induce the broad release of cytokines in the plasma and spleen that we have observed with a GITR agonist antibody, suggesting the potential for an improved safety profile relative to agonist antibodies.  The preclinical activity of GITRL-Fc was also studied in comparison and in combination with anti-PDL1 and anti-PD1. GITRL-Fc resulted in a number of complete tumor regressions as a single agent and demonstrated greater anti-tumor activity than single-agent anti-PDL1 or anti-PD1. The anti-tumor activity of GITRL-Fc in combination with either anti-PDL1 or anti-PD1 reduced tumor growth beyond that of any of the agents alone.  Mice whose tumors showed complete regressions following treatment with GITRL-Fc, GITRL-Fc/anti-PDL1 or GITRL-Fc/anti-PD1 were protected from re-challenge with parental tumor cells, indicating the development of anti-tumor immunologic memory.

Rosmantuzumab (anti-RSPO3, OMP-131R10).

Rosmantuzumab is a first-in-class monoclonal antibody targeting the RSPO-LGR cancer stem cell pathway. RSPO overexpression is associated with the growth of a number of solid tumors, including certain colorectal cancers. Rosmantuzumab was recently studied in a Phase Ia/b clinical trial. The Phase Ia portion of the trial was in solid tumor patients, and the Phase Ib portion was in patients with certain colorectal or gastric cancers and combined rosmantuzumab with standard-of-care chemotherapy, and we used a CLIA-validated assay and a custom liquid biopsy test in the trial to identify tumors with RSPO3-high gene expression and gene fusions. Our clinical experience in treating patients in the Phase Ia/b clinical trial failed to provide compelling evidence of clinical benefit. The rosmantuzumab program is part of our strategic collaboration with Celgene, which is discussed below under “Key Collaboration and License Agreements—Strategic Alliance with Celgene.”  We are currently discussing next steps for the rosmantuzumab program with Celgene.

Wnt Pathway Small Molecule Inhibitors

As part of our Bayer collaboration, we and Bayer jointly initiated discovery efforts to identify small molecule inhibitors of the Wnt pathway. We developed assay technologies and transferred those to Bayer. Bayer utilized its extensive medicinal chemistry assets and capabilities to discover small molecule drug candidates that modulate Wnt signaling, and we employed our internal lead validation technologies to evaluate candidate compounds as a basis for advancing them into development. OncoMed participates in a Joint Steering Committee, but is currently conducting no other activities related to the Wnt pathway small molecule program.

Our Proprietary Drug Discovery Platform

Since our founding, we have developed a suite of proprietary technologies which enable the identification of pathways and targets suited to drug intervention, as well as the testing and validation of new drug candidates. Some of our earliest technologies allowed us to identify and/or validate multiple potential targets critical to CSC self-renewal and differentiation, and then robustly test for in vivo efficacy and identify potential biomarkers. We are now leveraging these cancer biology resources in the identification of novel immuno-oncology candidates that we believe are differentiated from other emerging approaches. Across our portfolio, we apply specialized antibody and biologic engineering capabilities and technologies to discover and optimize our antibody and protein-based therapeutics for targeted modulation of the desired target. We believe that the use of these proprietary technologies described below may provide us with a competitive advantage in cancer drug discovery and development.

Protein and Antibody Engineering Technologies

Our antibody expertise is leveraged to enable novel biologics with characteristics tailored to the specific therapeutic target.  We have utilized our technologies to enable bispecific and multi-specific antibodies, receptor-Fc fusion proteins, and trimeric ligand-Fc fusion proteins. We believe our breadth of protein and antibody engineering technologies provides an integrated platform for the development of next-generation immunotherapeutic agents.

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

Bispecific Antibody Technology

We have also developed a proprietary bispecific antibody technology (BiMabTM), which has been used to generate navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83) and is being used by our research group to generate other novel therapeutic candidates. This technology increases the potential for additional innovative antibodies that leverage the synergistic activity that we have observed with certain combinations of therapeutic targets.

Hybridoma Technology

We have substantial expertise in hybridoma technologies for isolating antibodies from mice, including proprietary multiplex single-cell screening techniques. This capability includes the ability to often identify antibodies that cross-react with similar affinity to targets in human, cynomolgus monkey, rat, mouse and other species useful to facilitate drug development and toxicology testing. Humanized antibody therapeutic candidates derived from this effort include our therapeutic candidate anti-TIGIT.

Linkerless Trimer Technology

We believe we have developed expertise in creating biologics that have the potential to robustly activate members of the TNF receptor family.  Our approach utilizes a linkerless trimer technology that enables the production of fully human ligand-Fc fusion proteins contacting single-gene trimers of TNF family ligands.  We believe this approach may enable more robust efficacy than agonist antibody approaches. GITRL-Fc (OMP-336B11) is our first program utilizing this technology to advance towards clinical testing.

Biologics Production and Manufacturing

We also have assembled significant expertise in biologics production. We develop production cell lines, protein recovery processes and analytical methods in-house, and utilize contract manufacturing organizations for actual production of drug product and drug substance materials. We believe this approach allows us to generate quality antibodies and other biologics in a capital-efficient manner.

Human Tumor Bank and Tumor Models

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

As our portfolio of therapeutic candidates has expanded to include immuno-oncology therapeutic candidates, we have added numerous syngeneic mouse models to characterize the anti-tumor activity of a given agent as well as to gain insights into possible immune system activation. These efforts leverage our expertise in receptor-ligand biology, and have resulted in the potential identification of certain novel undisclosed targets that are intended to restore immune system function against tumors. We have generated several models in-house in mice with intact immune systems to study this biology, as well as several novel hybrid models with human tumors and partially-intact mouse immune function.

We have characterized our tumor models in detail, including sequencing of key genes that are known to drive cancer, histology and immunohistochemical (IHC) analysis, flow cytometry, single nucleotide polymorphism (SNP) assessment characterization of gene amplifications and deletions, and gene expression profiling. This characterization is useful for us to correlate response of our agents in relation to the genetic background and biochemical characteristics of the tumor. Our established tumor models continue to inform many of our clinical development strategies.

Biomarker Discovery

We have established capabilities for analyzing both predictive and pharmacodynamic biomarkers extensively in our preclinical studies and also in our clinical trials.

Predictive biomarkers are useful in identifying subsets of cancer patients with an increased probability of responding favorably to a particular treatment.

We have utilized our collection of patient-derived xenograft models and multiple other approaches to discover predictive biomarkers that correlate with response in preclinical studies and are evaluating these biomarkers for potential utility in patient selection for our clinical-stage molecules.

Pharmacodynamic biomarkers are useful for determining whether a therapeutic is effectively modulating its intended target—information that is critical for optimizing the dose and schedule for delivery of therapeutics. We conduct multiple pharmacodynamic analyses to look at gene expression, protein changes, and modulation of specific immune cell populations and markers, including key immune cell modulators and targets in response to our therapeutic candidates in tumor biopsies in blood and in surrogate tissues. Using state-of-the-art methods, we have demonstrated on-target pharmacodynamic effects for multiple therapeutic candidates in clinical and pre-clinical studies.

Programs Discontinued in 2017

During the course of 2017, we had multiple clinical trial data readouts and partner decisions, and as a result we decided to discontinue development of multiple therapeutic product candidates. The discontinued programs are as follows:

•

Demcizumab (Anti-DLL4, OMP-21M18). Demcizumab was a first-in-class humanized monoclonal antibody that inhibits DLL4 in the Notch signaling pathway. Demcizumab was evaluated in a randomized Phase II trial in pancreatic cancer (known as “YOSEMITE”), a randomized Phase II trial in non-small cell lung cancer, or NSCLC (known as “DENALI”), and a Phase Ib trial combining demcizumab and pembrolizumab (Keytruda®), an anti-Programmed Death-1, or anti-PD-1, antibody in solid tumor patients. The results of these trials were not sufficiently encouraging. Thus, the development of demcizumab was discontinued.

•

Tarextumab (Anti-Notch2/3, OMP-59R5). Tarextumab was a first-in-class fully human monoclonal antibody that inhibited signaling by the Notch2 and Notch3 receptors. We conducted a Phase Ib/II randomized trial (known as “PINNACLE”) of tarextumab in combination with etoposide and platinum-based chemotherapy in first-line extensive-stage small cell lung cancer and a Phase Ib/II randomized trial (known as “ALPINE”) of tarextumab in combination with gemcitabine/Abraxane in first line pancreatic cancer patients. The results of these trials were not sufficiently encouraging. Thus, the development of tarextumab was discontinued.

•

Brontictuzumab (Anti-Notch1, OMP-52M51). Brontictuzumab inhibits signaling of the Notch1 pathway, an important CSC pathway implicated in chemoresistance, tumor angiogenesis and stem cell self-renewal, proliferation and differentiation.  We conducted a Phase Ib clinical trial of brontictuzumab in combination with trifluridine/tipiracil (Lonsurf®) in colorectal cancer patients. Because the combination of brontictuzumab plus chemotherapy was not tolerable in this patient population, we discontinued our brontictuzumab program entirely.

•

Wnt pathway inhibitors - Vantictumab (Anti-Fzd, OMP-18R5) and Ipafricept (Fzd8-Fc, OMP-54F28). Vantictumab was a fully human monoclonal antibody that binds a conserved epitope on five Frizzled receptors and inhibits Wnt signaling. We conducted three Phase Ib clinical trials of vantictumab in combination with standard-of-care chemotherapy in HER2-negative breast cancer,  pancreatic cancer and non-small cell lung cancer. Ipafricept, a proprietary fusion protein based on a truncated form of the Frizzled 8 receptor, or Fzd8, was our second therapeutic candidate targeting the Wnt pathway. We conducted three Phase Ib clinical trials of ipafricept in combination with standard-of-care chemotherapy, in platinum-sensitive ovarian, hepatocellular carcinoma and pancreatic cancers. We have discontinued clinical development of these two therapeutic candidates but continue to evaluate potential partnering opportunities.

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

The biologic therapeutic programs under the agreement include demcizumab, navicixizumab, rosmantuzumab, and anti-TIGIT. Celgene has options to obtain an exclusive license to develop further and commercialize biologic therapeutics in these programs, which may be exercised during time periods specified in the collaboration agreement through the earlier of completion of certain clinical trials or the twelfth anniversary of the date of the collaboration agreement. Celgene’s options may be exercised on a program-by-program basis. Celgene had the right to designate up to two additional biologic therapeutic programs targeting the RSPO-LGR signaling pathway or an undisclosed pathway for inclusion in the collaboration, but this right expired on the fourth anniversary of the date of the collaboration agreement. Celgene also had an additional option, which expired unexercised on the fourth anniversary of the date of the collaboration agreement, that would have permitted Celgene to discover, develop and commercialize small molecule therapeutics directed to targets in an undisclosed pathway under the collaboration.

Pursuant to the Agreement, we lead the discovery and development of each biologic therapeutic product prior to Celgene’s exercise of its option for the applicable program. Following Celgene’s exercise of its option for our demcizumab program, navicixizumab program, or rosmantuzumab program, we would enter into an agreed form of co-development and co-commercialization agreement with Celgene for such program, pursuant to which we will have the right to co-develop and to co-commercialize products arising out of such program in the United States, and Celgene will have the exclusive right to develop and commercialize products arising out of such program outside of the United States. Our involvement in co-commercialization will include participation in specified promotion activities by means of an OncoMed dedicated sales force of up to half of the overall sales force for the applicable program products, as well as marketing and other commercial activities, with Celgene booking sales of products. We will be responsible for a one-third share of the global development costs of product candidates for programs that we are co-developing with Celgene, with Celgene bearing the remaining two thirds of such costs. We may elect not to co-develop and co-commercialize any products arising under such programs at any time, either prior to, or following Celgene’s option exercise, with the exception of a defined period of time near commercial launch of a product under a program. If we opt out of our co-development and co-commercialization rights with respect to a program, Celgene will have the exclusive right to develop and commercialize products arising out of such program on a worldwide basis. On June 29, 2017, Celgene informed us that it does not intend to exercise its option for the demcizumab program. Our clinical experience in treating patients in our Phase Ia/b clinical trial of rosmantuzumab has failed to provide compelling evidence of clinical benefit, and we are discussing next steps for the program with Celgene.

For our anti-TIGIT program, upon option exercise by Celgene, we will be required to enter into an agreed form of a license agreement with Celgene, pursuant to which Celgene retains all rights to develop further and commercialize biologic therapeutic products on a worldwide basis, with certain support for development from us.

In addition to an upfront cash payment of $177.2 million, including an equity investment of $22.2 million, we are eligible to receive opt-in payments upon Celgene’s exercise of the option for each biologic therapeutic program. The collaboration also includes milestone payments for achievement of specified development, regulatory and commercial milestones, paid on a per-product and per-program basis. The option exercise payments and payments for achievement of development, regulatory and commercial milestones may total up to (1) $505.0 million for products in the navicixizumab program, including a $25.0 million opt-in payment, (2) approximately $442.8 million for products in the rosmantuzumab program, including an approximately $37.8 million opt-in payment, and (3) $440.0 million for products in the anti-TIGIT program, including a $35.0 million opt-in payment.

For the navicixizumab program and the rosmantuzumab program, if we choose to co-develop and co-commercialize biologic therapeutic products in the United States, we are entitled to share 50% of all product profits and losses in the United States. For such programs outside the United States, we are eligible to receive tiered royalties equal to a percentage of net product sales outside of the United States in the mid-single digits to the mid-teens. For the anti-TIGIT program, and for the navicixizumab program and/or the rosmantuzumab program if we elect not to co-develop or co-commercialize biologic therapeutic products under such program, Celgene is required to pay us tiered royalties equal to a percentage of net product sales worldwide in the high-single digits to the high-teens, with such royalties being increased where we had the right to co-develop and co-commercialize such biologic therapeutic products under such program but elected not to do so. We are responsible for funding all research and development activities for biologic therapeutics under the collaboration prior to Celgene’s exercise of the option for such program.

Our collaboration agreement with Celgene will terminate upon the expiration of all of Celgene’s payment obligations under all license or co-development and co-commercialization agreements entered into with respect to programs following Celgene’s exercise of an option for a given program, or if all of Celgene’s options under the collaboration agreement expire without Celgene exercising any of its options. The collaboration agreement may be terminated by either party for the insolvency of, or an uncured material breach of the collaboration agreement by, the other party. In addition, Celgene may terminate the collaboration agreement in its entirety or with respect to one or more programs subject to the collaboration, for any reason, upon 120 days’ prior written notice to us and upon 60 days’ prior written notice in the event that Celgene reasonably believes that such termination is necessary in order to comply with any antitrust laws. We may also terminate the collaboration agreement with respect to one or more programs in the event that Celgene challenges the licensed patents with respect to such program.

If Celgene does not exercise its option with respect to a biologic therapeutic program before such option expires, we retain worldwide rights to such program, except that if Celgene exercises its option to obtain a license for either the demcizumab program or the navicixizumab program, then for so long as such license is in effect, we cannot develop or commercialize products under the other of such two programs. In addition, under certain termination circumstances, we would also have worldwide rights to the terminated biologic therapeutic programs.

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

Strategic Alliance with Bayer

In June 2010, we entered into a strategic alliance with Bayer to discover, develop and commercialize novel anti-CSC biologic and small molecule therapeutics targeting the Wnt signaling pathway. Under this collaboration, Bayer could have exercised its option to obtain an exclusive license to develop and commercialize biologic therapeutics in one or more defined biologic therapeutic classes. However, effective June 16, 2017, Bayer terminated all biologic therapeutic programs under this collaboration. Under this collaboration, we and Bayer also agreed to jointly conduct research to discover potential new small molecule therapeutics targeting the Wnt pathway, and we granted Bayer a non-exclusive license to our Wnt pathway assay technology for the research and development of such small molecule therapeutics. Bayer may, within a specified time period, elect to advance such small molecule therapeutics into development, and obtain an exclusive license to commercialize such therapeutics. Bayer leads discovery, development and commercialization of such small molecule therapeutics. Bayer is obligated to make payments to us upon achievement of research, development, regulatory and commercial milestones, plus advancement fees, for small molecule therapeutics that could total up to $112.0 million per program, in addition to single-digit percentage royalties on net product sales.

Our agreement with Bayer includes several committees, including a Joint Steering Committee and a Joint Development Sub-Committee, among others, that meet regularly to discuss our activities in the collaboration. Decisions are generally made jointly through these committees, however Bayer generally has final decision-making authority with respect to development of small molecule projects.

Our agreement with Bayer and their payment obligations thereunder will expire on a product by product and country by country basis on the last to occur of (i) the expiry of certain patent rights covering the product in such country, (ii) the expiration of any regulatory exclusivity period in such country, or (iii) ten years from first commercial sale of such product in such country. Our agreement will also expire if Bayer does not elect to advance the small molecule therapeutics program into development within the time period specified in the agreement. Either party may terminate the agreement for any material breach by the other party that the breaching party fails to cure. Bayer may terminate the agreement for any reason or no reason upon prior notice to us. Either party may terminate the agreement upon bankruptcy or insolvency of the other party, and we may terminate the agreement if Bayer challenges the licensed patents.

Summary of Potential Future Milestones from Bayer and Celgene Programs:

Overall, under our collaboration agreements with Celgene and Bayer, we are eligible for approximately $1.49 billion in total potential milestone, opt-in, and post-opt-in contingent consideration payments from our partners in future years beginning January 1, 2018, including up to the following approximate amounts for individual programs:

•	Navicixizumab: $505.0 million
•	Anti-TIGIT: $437.5 million
•	Rosmantuzumab: $440.2 million
•	Bayer small molecule programs: $110.0 million

As of December 31, 2017, we have received over $465.5 million in total from our prior and current partners since 2007, including upfront payments, milestones, fees, and equity investments.

The University of Michigan

In January 2001, Cancer Stem Cell Genomics, Inc. entered into a license agreement with the Regents of the University of Michigan, or the University of Michigan. In 2004, Cancer Stem Cell Genomics, Inc. merged with and into us, and we assumed this license agreement with the University of Michigan. Under the agreement and in exchange for certain additional consideration, the University of Michigan has granted to us an exclusive, royalty-bearing, worldwide license under certain patent rights, and a nonexclusive, worldwide license under certain technologies, to make, have made, import, use, market, offer for sale or sell products and to practice processes for any use, including human therapeutic or diagnostic use, that are covered by the licensed patents. Technologies covered by the licensed patents include certain enriched CSC compositions, CSC markers, diagnostic methods, as well as certain therapeutic methods using certain anti-CSC antibodies. Additional details regarding certain patent rights exclusively licensed to us under the agreement are described in more detail below under “Intellectual Property.” The University of Michigan reserved certain rights to the licensed patents for noncommercial research and education purposes.

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

Lonza Sales AG

In August 2012, we entered into a multi-product license agreement with Lonza Sales AG, or Lonza. This agreement relates to the process development and manufacturing of our biologics portfolio with Lonza. Under the multi-product license agreement, we receive licenses to utilize Lonza’s glutamine synthetase gene expression system and related technologies for commercial production of our product candidates. Under this license agreement, we paid an upfront payment of $488,000 and is obligated to pay Lonza payments up to £200,000 (approximately $270,000) per licensed product on achievement of specified milestones, and royalties up to the very low single digits on sales of licensed products. The multi-product license agreement shall remain in force on a product by product and country by country basis until expiration of our obligation to make payments to Lonza with respect to such product in such country. The agreement can otherwise be terminated by us for any reason or no reason upon advance written notice to Lonza, or by either us or Lonza upon the other party’s material breach of the agreement, or if the other party ceases to carry on business. Lonza may also terminate the licenses granted under the agreement if we challenge any of the Lonza patent rights.

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

As of December 31, 2017, our patent portfolio includes over 50 OncoMed-owned patent families, which collectively include hundreds of individual patents and pending patent applications. In addition to the patents and patent applications owned solely by us, our patent portfolio also includes patents and patent applications licensed from the University of Michigan. As of December 31, 2017, we had an exclusive, worldwide license from the University of Michigan to over 40 issued U.S. and foreign patents, as well as a few pending patent applications in the U.S. or Europe. A few of the patents in the portfolio licensed from the University of Michigan are jointly owned by us.

The patent portfolios for navicixizumab, anti-TIGIT, GITRL-Fc, and rosmantuzumab as of December 31, 2017, are summarized below.

•

Navicixizumab (Anti-DLL4/VEGF bispecific, OMP-305B83). Our navicixizumab portfolio includes a core patent family that is solely owned by us and covers both the composition of matter and methods of use of navicixizumab.  As of December 31, 2017, this family includes three issued U.S. patents, an allowed U.S. patent application, and another pending U.S. patent application, as well as corresponding patents or patent applications in certain foreign jurisdictions. Patents that have issued or will issue in this core family are generally expected to expire in 2032.

Our portfolio also includes several other issued U.S. and foreign patents that relate to navicixizumab, certain methods of its use, and/or related biomarkers, which expire between 2021 and 2033.  An issued U.S. patent exclusively licensed by us from the University of Michigan that broadly covers the use of anti-DLL4 antibodies for the treatment of cancer expires in 2022.

Additional U.S., PCT, and foreign patent applications solely owned by us that relate to navicixizumab, certain methods of its use, and/or related biomarkers are also pending and, to the extent they issue, are expected to expire between 2027 and 2036.

•

Anti-TIGIT (OMP-313M32).  A core patent family in our anti-TIGIT portfolio is solely owned by us and covers both the composition of matter and methods of use of our anti-TIGIT therapeutic candidate. This family includes pending patent applications in the U.S. and certain foreign jurisdictions.  To the extent that these patent applications issue as patents, they are generally expected to expire in 2036.

Also included in our anti-TIGIT portfolio is a PCT application that relates to certain uses of our anti-TIGIT therapeutic candidate.  To the extent that this application is used to establish U.S. and/or foreign patent applications that issue as patents, the patents are generally expected to expire in 2037.

•

GITRL-Fc (OMP-336B11).  Our GITRL-Fc portfolio includes a core patent family that is solely owned by us and covers both the composition of matter and methods of use of our GITRL-Fc therapeutic candidate, as well as certain other trimers of TNF family ligands. The core patent family includes an issued U.S. patent, a pending U.S. patent application, and corresponding patent applications in certain foreign jurisdictions. Patents that have issued or will issue in this core family are generally expected to expire in 2036.

Our GITRL-Fc portfolio also includes provisional applications that relate to certain uses of our GITRL-Fc therapeutic candidate. To the extent that these applications are used to establish nonprovisional patent applications that issue as patents, the patents are generally expected to expire in 2038.

•

Rosmantuzumab (Anti-RSPO3; OMP-131R10). A core patent family in our rosmantuzumab portfolio is solely owned by us and covers both the composition of matter and methods of use of rosmantuzumab. This family includes two issued U.S. patents and one pending U.S. patent application, as well as corresponding foreign patents or patent applications in certain foreign jurisdictions. Patents that have issued or will issue in this core family are generally expected to expire in 2033.

We are also sole owners of a patent family that includes issued U.S. patents broadly covering certain anti-RSPO3 antibodies or certain uses of such anti-RSPO3 antibodies.  The family also includes pending U.S. patent applications, as well as several foreign patents and patent applications. The patents in this family are generally expected to expire in 2028. The granted European patent in this family was recently revoked in an opposition proceeding at the European Patent Office, or EPO, but we are appealing that decision.  For details, see "Risk Factors – Risks related to our Intellectual Property".

Also included in our rosmantuzumab portfolio are additional foreign, PCT, and U.S. patent applications that relate to rosmantuzumab, certain uses of rosmantuzumab, and/or related biomarkers.  To the extent these applications issue as patents, they will generally be expected to expire between 2032 and 2037.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or the USPTO, in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. Under the Biologics Price Competition and Innovation Act of 2009, or BPCIA, products approved as a biological product under a biologics license application, or BLA, in the United States may qualify for a 12-year period of non-patent exclusivity. See “Government Regulation—Biologics License Applications” below for additional information on such exclusivity. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors, including those involved in the filing of a BLA.

As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary position for our product candidates and technologies will depend on our success in obtaining effective claims and enforcing those claims once granted. However, patent applications that we may file or license from third parties may not result in the issuance of patents. We also cannot predict the breadth of claims that may be allowed or enforced in our patents. The issued patents that we own or license, or may receive in the future, may be challenged, invalidated or circumvented. For example, we cannot be certain of the priority of inventions covered by pending third-party patent applications. If third parties have prepared and filed patent applications in the United States that also claim technology or therapeutics to which we have rights, we may have to participate in interference proceedings in the USPTO to determine priority of invention, which could result in substantial costs to us, even if the eventual outcome is favorable to us. We may also need to participate in legal proceedings before courts in the U.S. or foreign countries, inter partes or post-grant review proceedings before the USPTO, or opposition proceedings before the EPO regarding patents in our portfolio. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent.

Our commercial success, like the commercial success of other companies in our industry, will depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our product candidates or processes, obtain licenses or cease certain activities. We or our collaborators may not have rights under some patents that may cover the composition of matter, manufacture or use of product candidates that we seek to develop and commercialize, drug targets to which our product candidates bind, or technologies that we use in our research and development activities. As a result, our ability to develop and commercialize our product candidates may depend on our ability to obtain licenses or other rights under such patents. The third parties who own or control such patents may be unwilling to grant those licenses or other rights to us or our collaborators under terms that are commercially viable or at all. We may become involved in legal proceedings before courts in the U.S. or foreign countries or other proceedings, such as opposition proceedings before the EPO or inter partes review, post-grant review, or interference proceedings before the USPTO, challenging the validity or enforceability of such patents owned by third parties, but such proceedings may not be resolved in our favor. Third parties who own or control such patents could bring claims based on patent infringement against us or our collaborators and seek monetary damages and to enjoin further clinical testing, manufacturing and marketing of the affected product candidates or products. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. If a third party commences a patent infringement action against us, or our collaborators, it could consume significant financial and management resources, regardless of the merit of the claims or the outcome of the litigation. If we do not settle and are not successful in defending against any such patent infringement action, we could be required to pay substantial damages or we, or our collaborators, could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is claimed by the third party’s patent. For more information related to third party rights, see "Risk Factors – Risks related to our Intellectual Property".

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

Competition

We compete in the pharmaceutical, biotechnology and other related markets that address solid tumor cancers and hematologic cancers. We face significant competition from many pharmaceutical and biotechnology companies that are also researching and selling products designed to address these markets. Many of our competitors have materially greater financial, manufacturing, marketing, legal, research and drug development resources than we do. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors.

It is possible that our competitors will develop and market drugs or other treatments that are less expensive and more effective than our product candidates, or that will render our product candidates obsolete. It is also possible that our competitors will commercialize competing drugs or treatments before we or our current or future partners can launch any products developed from our product candidates. If approved for marketing by the FDA or other regulatory agencies worldwide, our product candidates would compete against existing cancer treatments such as Avastin®, Erbitux®, Yervoy™, Keytruda®, Opdivo®, chemotherapies, and potentially against other novel drug candidates or treatments that are currently in development. Additionally, there have been several additional monoclonal antibodies in development for cancer, such as Abbvie’s ABT-165, an anti-DLL4/VEGF dual variable domain immunoglobulin, which is reportedly being studied in clinical trials.

In the immuno-oncology field, there are several companies reportedly advancing programs modulating TIGIT and/or GITR in early stage research and development, including Genentech (Roche), Merck, and Bristol-Myers Squibb or BMS.

Established pharmaceutical and biotechnology companies that are known to be involved in oncology research and currently sell or are developing drugs in our markets of interest include Amgen, AbbVie, Astellas, AstraZeneca, Bayer, BMS, Celgene, Genentech (Roche), GSK, Johnson & Johnson, Lilly, Merck, Merck Serono, Novartis, Pfizer, Regeneron, Sanofi, and others. There are also biotechnology companies of various sizes that are developing therapies against immuno-oncology targets, and others also compete with us in recruiting and retaining qualified scientific and management personnel, and in acquiring technologies complementary to, or necessary for, our programs.

Manufacturing

Our current product candidates are manufactured using specialized biopharmaceutical process techniques. We generally conduct mammalian cell line development and process development in house, and then transfer the production cell line and process to our contract manufacturers for bulk protein production. Our contract manufacturers to date have included Lonza and Bayer. If Celgene exercises its options for the further development of programs under its collaboration agreement, it would assume manufacturing responsibility for the applicable product candidates. We rely on contract manufacturing organizations to produce other product candidates in accordance with the FDA’s current good manufacturing practices, or cGMP, regulations for use in our clinical trials. However, we currently rely on a single source supplier for our requirements of the bulk drug substance of each of our product candidates. The manufacture of drug and biologic products is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of recordkeeping, production processes and controls, personnel and quality control. We expect to rely on contract manufacturers for the manufacture of clinical and commercial supplies of our compounds other than those product candidates for which Celgene has exercised its option.

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

All clinical research performed in the United States in support of a BLA must be authorized in advance by the FDA under the IND regulations and procedures described above. However, a sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA so long as the clinical trial is conducted in compliance with an international guideline for the ethical conduct of clinical research known as the Declaration of Helsinki and/or the laws and regulations of the country or countries in which the clinical trial is performed, whichever provides the greater protection to the participants in the clinical trial. We currently conduct trials only in the United States. However, we have previously conducted trials in many countries and regions including the United States, Canada, Europe, the United Kingdom, Australia, and New Zealand, and we may include clinical trial centers in these and other territories in any other clinical trials that we may initiate for our therapeutic candidates in the future, including later-stage clinical development programs for our therapeutic candidates that we develop independently, prior to submitting a BLA to the FDA, or comparable applications to the European Medicines Agency, or EMA, and other relevant regulatory agencies in global markets. We have designed our clinical trials to comply with FDA regulatory requirements for the use of foreign clinical data in support of a BLA, and we intend to utilize data from our current clinical trials in support of our future U.S. and worldwide development and potential commercialization.

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

In addition, the Food and Drug Administration Safety and Innovation Act, or FDASIA, which was enacted and signed into law in 2012, established a category of drugs referred to as “breakthrough therapies” that may be subject to accelerated approval. A sponsor may seek FDA designation of a drug candidate as a “breakthrough therapy” if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough therapy designation provides all of the features of fast track designation in addition to intensive guidance on an efficient drug development program beginning as early as Phase I, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate. Product candidates may also be eligible for “priority review,” or review within a six month timeframe from the date a complete BLA is accepted for filing, if a sponsor shows that its product candidate, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. When appropriate, we intend to seek fast track designation for our biologics. We cannot predict whether any of our product candidates will obtain a fast track and/or accelerated approval designation, or the ultimate impact, if any, of the fast track designation on the timing or likelihood of FDA approval of any of our proposed biologics.

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

We believe that any of our products approved as a biological product under a BLA should qualify for a 12-year period of non-patent exclusivity currently permitted by the BPCIA. Specifically, the BPCIA established an abbreviated pathway for the approval of biosimilar biologics, including the possible designation of a biosimilar as

“interchangeable,” based on their similarity to existing brand products. Under the BPCIA, an application for a biosimilar product cannot be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA, and the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. There is a risk that the U.S. Congress could amend the BPCIA to significantly shorten this 12-year exclusivity period or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. The BPCIA is complex and is still being interpreted and implemented by the FDA, and the FDA has approved few biosimilars to date. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes that operate to limit the scope or length of exclusivity afforded by the BPCIA could have a material adverse effect on the future commercial prospects for our biological products. In addition, foreign regulatory authorities may also provide for exclusivity periods for approved biological products. For example, biological products in Europe may be eligible for a 10-year period of exclusivity.

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
•

requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50% point-of-sale discounts, which, through subsequent legislative amendments, were increased to 70%, off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs; and
•	establishes a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. We expect that the current presidential administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all or certain provisions of, the Affordable Care Act. Most recently, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act.

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

Moreover, payment methodologies, including payment for companion diagnostics, may be subject to changes in healthcare legislation and regulatory initiatives. For example, the CMS has begun bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting and, in 2018, the CMS began paying for clinical laboratory services based on a weighted average of reported prices that private payors, Medicare Advantage plans, and Medicaid Managed Care plans pay for laboratory services. In addition, recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 21st Century Cures Act changed the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws and the regulations and policies implementing them, as well as other healthcare reform measures that may be adopted in the future, may have a material adverse effect on our industry generally and on our ability to successfully develop and commercialize our products.

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

Other Healthcare Laws and Regulations

We are also subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•

federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposes new reporting requirements on certain drug manufacturers for payments and “transfers of value” made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit reports to the government by the 90th day of each calendar year. Certain states also mandate implementation of commercial compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of pricing and marketing information as well as gifts, compensation and other remuneration to physicians and other healthcare professionals and entities.

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

Employees

As of December 31, 2017, we had 56 employees, 19 of whom hold Ph.D.s, M.D.s, D.V.M.s, Pharm.D.s or multiple advanced degrees. Of our total workforce, 41 employees are engaged in research and development, and 15 employees are engaged in business development, finance, legal, human resources, facilities, information technology administration and general management. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We believe that our relations with our employees are good.

Research and Development

Our research and development costs were $59.9 million, $109.7 million and $92.9 million for the years ended December 31, 2017, 2016, and 2015, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional detail regarding our research and development activities, which are funded in part through payments received from our prior and current collaborators, GSK, Bayer and Celgene.

Customer Concentration and Geographic Information

All or a significant portion of our revenues for the years ended December 31, 2017, 2016, and 2015 were derived from GSK, Bayer, and Celgene. GSK and Bayer are located outside of the United States, in the United Kingdom and Germany, respectively. See Notes 2 and 10 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

All of our revenues for the years ended December 31, 2017, 2016, and 2015 were earned in the United States. All of our long-lived assets are located in the United States.

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

We are a clinical-stage biopharmaceutical company. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We do not currently have any therapeutic candidates in pivotal clinical trials or approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2004. Our net losses for the years ended December 31, 2017, 2016, and 2015 were $39.1 million, $103.1 million and $85.4 million, respectively. As of December 31, 2017, we had an accumulated deficit of $452.0 million.

We expect to continue to incur significant losses for the foreseeable future. We expect these losses and our cash utilization to continue in the near term as we continue to conduct clinical trials for navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), anti-TIGIT (OMP-313M32), and GITRL-Fc (OMP-336B11), and conduct research and development of our other therapeutic candidates.

We are collaborating with Celgene Corporation, or Celgene, to discover, develop and commercialize certain novel biologic therapeutic candidates, including navicixizumab, rosmantuzumab (anti-RSPO3, OMP-131R10), and anti-TIGIT. Under this agreement, Celgene has certain options to obtain exclusive licenses for the development and commercialization of the therapeutic candidates being developed in the collaboration. If Celgene exercises its option to obtain a license to develop and commercialize biologic therapeutic candidates for the navicixizumab program or the rosmantuzumab program, on a program-by-program basis, then, unless we elect not to co-develop and co-commercialize the therapeutic candidates for the applicable program in the United States, we will be responsible for a one-third share of the global development costs of therapeutic candidates for such program, with Celgene bearing the remaining two-thirds of such costs, and we will be entitled to participate in the commercialization activities for therapeutic candidates for such program in the United States, and to share 50% of all profits and losses arising from U.S. sales of such therapeutic candidates. For the anti-TIGIT program, and for the navicixizumab program and/or the rosmantuzumab program if we elect not to co-develop and co-commercialize the therapeutic candidates for such program, Celgene will generally assume responsibility for funding obligations with respect to clinical development and commercialization of the therapeutic candidate for such program after option exercise, with the exception of certain costs for certain continuing clinical trials for which we were responsible prior to option exercise.

If Celgene does not exercise its options, or if our collaboration with Celgene terminates, we will be responsible for funding further development of the relevant biologic therapeutic candidates unless we enter into another collaboration for such biologic therapeutic candidates. In addition, we are responsible for all costs associated with the development of any unpartnered therapeutic candidate.  GITRL-Fc is not currently partnered.  Unless and until we enter into a collaboration with respect to our unpartnered therapeutic candidates, which we may never do, any ongoing or future development of these therapeutic candidates, including any activities associated with the completion of ongoing clinical trials, will generally be funded entirely by us.

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

All of our therapeutic candidates are in development, and none has been approved for sale. To date, we have derived all of our revenues from upfront payments, milestone payments and other payments we received under our prior and current collaborations with GSK, Bayer and Celgene, and have also supported our research and development efforts by utilizing certain government grants for research and development. We do not anticipate that we will generate revenue from the sale of our therapeutic candidates for the foreseeable future. If any of our therapeutic candidates receive regulatory approval, we may incur significant costs to commercialize our therapeutic candidates. Even after obtaining such regulatory approval, our products may never gain sufficient market acceptance and adequate market share. If our therapeutic candidates fail to demonstrate safety and efficacy in clinical trials, do not gain regulatory approval, or do not achieve market acceptance following regulatory approval and commercialization, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or whether we will become profitable.

We are heavily dependent on the success of our most advanced therapeutic candidates, which are in various stages of clinical development. All of our therapeutic candidates are still in preclinical or clinical development. If we, or our current or future collaborators, are unable to commercialize our therapeutic candidates or if we, or our current or future collaborators, experience significant delays in obtaining regulatory approval for, or commercializing, any or all of our therapeutic candidates, our business will be materially and adversely affected.

We have invested a significant portion of our efforts and financial resources in the development of our most advanced therapeutic candidates that are in clinical development, including navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), anti-TIGIT (OMP-313M32), and GITRL-Fc (OMP-336B11) for the treatment of various types of cancer.

All of our therapeutic candidates are still in preclinical and clinical development. Our ability to generate product revenues will depend heavily on our ability, and/or the ability of our current or future collaborators, to successfully develop and commercialize these therapeutic candidates. We do not expect that such commercialization of any of our therapeutic candidates will occur for at least the next several years, if ever. Our ability, and/or the ability of our current or future collaborators, to commercialize our therapeutic candidates effectively will depend on several factors, including the following:

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

We depend on the successful development of our programs and therapeutic candidates. The development of new drugs and biologics is a highly risky undertaking, which involves a lengthy process, and the results of preclinical and early clinical trials are not necessarily predictive of future results. Our product discovery and development activities, or those of our current or future collaborators, therefore may not be successful on the time schedule we have planned, or at all.

Our programs and therapeutic candidates are in the early stages of drug discovery or clinical trials and are subject to the risks of failure inherent in drug development. As of the date of this Annual Report on Form 10-K, three of our therapeutic candidates are currently in active clinical development: navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), anti-TIGIT (OMP-313M32), and GITRL-Fc (OMP-336B11). We and/or our current or future collaborators will need to conduct significant additional preclinical studies and/or clinical trials before we can demonstrate that any of our therapeutic candidates is safe and effective to the satisfaction of the FDA and other regulatory authorities. Preclinical studies and clinical trials are expensive and uncertain processes that may take years to complete.

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of a therapeutic candidate. A number of companies in the biotechnology industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase II and Phase III clinical trials, despite promising results in earlier clinical trials. We do not know whether any Phase II, Phase III or other clinical trials we may conduct, or our current or future collaborators may conduct, will demonstrate adequate efficacy and safety to result in regulatory approval to market any of our therapeutic candidates. If later stage clinical trials do not produce favorable results, our ability, or the ability of our current or future collaborators, to achieve regulatory approval for any of our therapeutic candidates may be adversely impacted.

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

Delays in the commencement or completion of clinical testing could significantly affect our product development costs or the product development costs of our current or future collaborators. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

If a clinical trial of a therapeutic candidate that is part of one of our collaborations is delayed, suspended, or terminated for any reason, any potential future opt-in, milestone, and contingent consideration payments to us under that collaboration may be delayed or may not occur at all. Also, a delay, suspension, or termination of a clinical trial for a therapeutic candidate under our collaboration agreement with Celgene prior to option exercise, or the factors that led to such delay, suspension or termination, may negatively impact the decision by Celgene as to whether or not to exercise its option with respect to such therapeutic candidate.

Data from clinical trials of some of our previous therapeutic candidates have not been sufficiently encouraging for us to continue clinical development of those candidates. For example, our demcizumab (anti-DLL4; OMP-21M18) program, which is a part of our strategic collaboration with Celgene, was unsuccessful in the clinic and has been discontinued. In 2017, demcizumab failed to meet its primary efficacy endpoints in two Phase II clinical trials.  Celgene subsequently notified us that it does not intend to exercise its option for demcizumab.

We cannot assure you that any of our clinical trials will succeed or that any of our therapeutic candidates will reach the point where they are able to be successfully commercialized.

If we or our current or future collaborators are required to suspend or discontinue clinical trials due to side effects or other safety risks, or if we or they are required to conduct studies on the long-term effects associated with the use of our therapeutic candidates, our ability to commercialize our therapeutic candidates could be adversely affected or delayed.

Our clinical trials, and any clinical trials with our therapeutic candidates that may be run by our current or future collaborators, may be suspended, delayed, or terminated at any time for a number of safety-related reasons. For example, we may voluntarily suspend, delay, or terminate our clinical trials if at any time we believe that our therapeutic candidates present an unacceptable safety risk to the clinical trial patients, and our current or future collaborators may voluntarily suspend, delay, or terminate clinical trials they may run with our therapeutic candidates, if at any time they believe that our therapeutic candidates present an unacceptable safety risk to the clinical trial patients. In addition, IRBs or regulatory agencies may order the temporary discontinuation or termination of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, including if they present an unacceptable safety risk to patients. Administering any therapeutic candidate to humans may produce undesirable side effects. The existence of undesirable side effects resulting from our therapeutic candidates could cause us, or our collaborators, or regulatory authorities, such as the FDA, to interrupt, delay or halt clinical trials of our therapeutic candidates and could result in the FDA or other regulatory agencies denying further development or approval of our therapeutic candidates for any or all targeted indications. This, in turn, could affect whether Celgene exercises its development options under our collaboration and could prevent us from commercializing our therapeutic candidates. Further, our programs modulate novel classes of targets and/or modulate targets in novel ways. As a result, we may experience unforeseen adverse side effects with our therapeutic candidates currently in clinical development and any future therapeutic candidates, including navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), anti-TIGIT (OMP-313M32), and GITRL-Fc (OMP-336B11).

The pharmacokinetic, pharmacodynamic, and safety profile of preclinical studies may not be indicative of results in any clinical trial. As of the date of this Annual Report on Form 10-K, we have observed adverse events in clinical trials for all three of our therapeutic candidates currently in clinical development. We currently believe these adverse events are manageable. Nevertheless, such adverse events may cause challenges in development, approval and/or commercialization.

Patients treated with navicixizumab in our clinical trials have experienced treatment-related adverse events including hypertension, infusion reactions, gastrointernal/gallbladder perforation, thrombocytopenia, headache, fatigue, and pulmonary hypertension.  In our earlier clinical trials with a related anti-DLL4 antibody, demcizumab (anti-DLL4, OMP-21M18), cardiopulmonary events, including reversible pulmonary hypertension and/or heart failure, were observed in certain patients and resulted in demcizumab being placed on partial clinical hold until a risk mitigation strategy including cardiac monitoring and early intervention with cardioprotective medication, if indicated, was implemented.  A similar risk mitigation strategy has been implemented in our navicixizumab clinical trials.  The presence of anti-drug antibodies was observed in a subset of patients receiving navicixizumab in our Phase I clinical trials.  In at least some instances, the anti-drug antibodies were associated with infusion reactions to the drug resulting in suspension or termination of navicixizumab administration. Additionally, anti-drug antibodies negatively impacted the pharmacokinetics of navicixizumab in some patients. Treatment-related adverse events that have occurred in more than one patient treated with anti-TIGIT include rash and fatigue. Nausea has occurred as a treatment-related adverse event in at least one patient treated with GITRL-Fc. In addition, anti-drug antibodies have been observed in patients being treated with GITRL-Fc.

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

If Celgene declines to exercise its options with respect to one or more therapeutic candidates covered by its collaboration agreement with us, terminates one or more programs under the collaboration agreement, or terminates the entire agreement, we will need to secure funding to advance development of those programs on our own and/or secure relationships with collaborators that have the necessary capital and expertise. In addition, if we are unable to achieve or are delayed in achieving anticipated research or development milestones, and are unable to obtain or are delayed in obtaining the applicable milestone payments, for any biologic therapeutic candidate under our collaboration agreement with Celgene, we are likely to need additional funding to advance such therapeutic candidate prior to our achievement of such research or development milestones or Celgene’s decisions regarding option exercise with respect to such therapeutic candidate if development of that program is not discontinued.

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

We may also choose to advance our therapeutic candidates and programs that are not part of the Celgene collaboration independently without partnering such therapeutic candidates and programs, which will require substantial funds. We are currently independently advancing GITRL-Fc (OMP-336B11) through clinical development, which is currently being funded entirely by us.  If any of our independent therapeutic candidates receive regulatory approval and are commercialized, substantial expenditures will also be required. As of December 31, 2017, we had approximately $103.1 million in cash, cash equivalents and short-term investments. We believe that our available cash, cash equivalents and short-term investments will be sufficient to fund our anticipated level of operations through the third quarter of 2019, even without taking into account potential future milestone payments to us. Our future financing requirements will depend on many factors, some of which are beyond our control, including:

•	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;

•	the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals;
•

the continuation and success of our strategic alliance with Celgene and future collaboration partners, including the exercise or non-exercise of further development options by Celgene, and the continuation and success of our small molecule program collaboration with Bayer, including the advancement or non-advancement of the small molecule programs into further development and potential commercialization by Bayer;

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

Since our founding, we have invested a significant portion of our time and financial resources in the development of multiple biologic therapeutic candidates, including our navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83) and anti-TIGIT (OMP-313M32) programs, which are currently in clinical development and a part of our collaboration with Celgene.  It may not be possible to advance our current programs further in development if Celgene chooses not to exercise its options with respect to these programs

Under our agreement with Celgene, Celgene has options to obtain an exclusive license to develop further and commercialize biologic therapeutics in specified programs, which may be exercised during specified time periods through completion of certain clinical trials, provided that such completion occurs within a specified time period. Celgene’s options may be exercised on a program-by-program basis for the demcizumab (anti-DLL4, OMP-21M18) program, the navicixizumab program, the rosmantuzumab (anti-RSPO3, OMP-131R10) program, and the anti-TIGIT program.  Celgene may decide not to exercise any or all of its options.  On June 29, 2017, Celgene informed us that it does not intend to exercise its option for the demcizumab program. Our clinical experience in treating patients in our Phase Ia/b clinical trial of rosmantuzumab has failed to provide compelling evidence of clinical benefit, and we are discussing next steps for the program with Celgene.

In addition to the upfront payment of $177.2 million, including a $22.2 million equity investment, we are eligible to receive opt-in payments upon Celgene’s exercise of the option for each biologic therapeutic program. The collaboration also includes milestone payments for achievement of specified development, regulatory and commercial milestones, paid on a per-product and per-program basis. The opt-in payments and payments for achievement of development, regulatory and commercial milestones may total up to (1) $505.0 million for products in the navicixizumab program, including a $25.0 million opt-in payment, (2) approximately $442.8 million for products in the rosmantuzumab program, including an approximately $37.8 million opt-in payment, and (3) $440.0 million for products in the anti-TIGIT program (including payments received as of December 31, 2017), including a $35.0 million opt-in payment. We have received $75.0 million in milestone payments related to programs in the Celgene collaboration to date.

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

For the navicixizumab program and the rosmantuzumab program, if we choose to co-develop and co-commercialize biologic therapeutic products in the United States, we are also entitled to share 50% of all product profits and losses in the United States. For such programs outside the United States, we are eligible to receive tiered royalties equal to a percentage of net product sales outside of the United States in the mid-single digits to the mid-teens. For the anti-TIGIT program, and for the navicixizumab program and/or the rosmantuzumab program if we elect not to co-develop or co-commercialize biologic therapeutic products under such program, Celgene is required to pay us tiered royalties equal to a percentage of net product sales worldwide in the high-single digits to the high-teens, with such royalties being increased where we had the right to co-develop and co-commercialize such biologic therapeutic products under such program but elected not to do so. We are responsible for funding all research and development activities for biologic therapeutics under the collaboration prior to Celgene’s exercise of the option for such program.

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

If Celgene does not exercise its options with respect to rosmantuzumab, navicixizumab, or anti-TIGIT, or terminates its rights and obligations with respect to a program or the entire agreement, then depending on the timing of such event:

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

In addition to our collaboration with Celgene, we have a collaboration with Bayer that currently consists of a small molecule program. Under our agreement with Bayer, if Bayer elects to advance the small molecule program into further development and commercialization, we would be entitled to receive a $10.0 million advancement fee for the small molecule program and, for each small molecule therapeutic candidate, up to $102.0 million in the aggregate for development, regulatory, and commercial milestones, plus single-digit percentage royalties on net product sales. However, Bayer is under no obligation to advance the small molecule program into further development and commercialization, and there is no guarantee that Bayer will elect to do so or that we will receive the advancement fee or any other payments related to the small molecule program on our anticipated timelines or at all. Moreover, there is no guarantee that any such small molecule therapeutic candidate will achieve the relevant further development, regulatory, or commercial milestones.

Bayer may terminate, for any or no reason, the collaboration agreement upon prior written notice to us. The agreement may also be terminated by either party for material breach by the other party that is not cured within a specified cure period. Either party may terminate the agreement for insolvency by the other party, and we may terminate the agreement if Bayer challenges the licensed patents. Depending on the timing of any such termination we may not be entitled to receive the small molecule advancement fee or potential milestone payments, as these payments terminate with termination of the agreement.

The commercial success of our partnered therapeutic candidates that are part of our collaboration agreement with Celgene will depend in large part on Celgene’s development and marketing efforts, if and when Celgene exercises its options on those programs. If Celgene is unable to perform in accordance with the terms of our agreement, our potential to generate future revenue from these programs would be significantly reduced and our business would be materially and adversely harmed.

If Celgene opts to exercise its options to license any therapeutic candidates under our agreement (and we do not co-develop and co-commercialize the licensed therapeutic candidate), we will have limited influence and/or control over Celgene’s approaches to development and commercialization. While we will have potential milestone and royalty streams payable as Celgene or its sublicensees advance development of the therapeutic candidates that are not being co-developed and co-commercialized with us, we are likely to have limited ability to influence Celgene’s development and commercialization efforts. Even if Celgene exercises its option to license a therapeutic candidate under its agreement to which we have global co-development rights and co-commercialization rights in the United States and we co-develop and co-commercialize such therapeutic candidate with Celgene, our ability to influence Celgene’s development and commercialization plans may still be limited. Moreover, transitioning a therapeutic candidate to a collaboration partner after exercise of the partner’s option can be a complex process and may cause delays in the development program for that therapeutic candidate. If  Celgene or any potential future collaboration partners do not perform in the manner that we expect or fulfill their responsibilities in a timely manner, or at all, or if significant delays arise from the transition of a therapeutic candidate to Celgene or a potential future collaboration partner after option exercise, the clinical development, regulatory approval and commercialization efforts related to therapeutic candidates we have licensed to such collaboration partners could be delayed or terminated.

If we terminate our collaboration with Celgene, or any program thereunder, due to a material breach by Celgene, we have the right to assume the responsibility at our own expense for the development of the applicable biologic therapeutic candidates. Assumption of sole responsibility for further development will greatly increase our expenditures, and may mean we need to limit the size and scope of one or more of our programs, seek additional funding and/or choose to stop work altogether on one or more of the affected therapeutic candidates. This could result in a limited potential to generate future revenue from such therapeutic candidates, and our business could be materially and adversely affected. Further, under certain circumstances, we may owe Celgene a single-digit percentage royalty on a therapeutic candidate successfully commercialized, subject to a cap.

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

We currently have limited experience in, and we do not own facilities for, manufacturing our therapeutic candidates. We rely upon single source third-party contract manufacturing organizations to manufacture and supply large quantities of our therapeutic candidates. We currently utilize Lonza Sales AG, or Lonza, for the bulk manufacturing of our therapeutic candidates. We have also used Synco Bio Partners B.V. for fill/finish services (e.g. filling vials with drug substance, sealing and inspecting vials and performance of release assays). In addition, a number of our clinical trials require us to source and supply our clinical trial sites with other medications that are administered in conjunction with our therapeutic candidates, or co-medications. We rely upon third-party suppliers for the manufacture and supply of these co-medications, which are subject to the same risks as the manufacture and supply of our therapeutic candidates.

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

Even if we or our current or future collaborators obtain FDA or other regulatory approvals, and are able to launch our therapeutic candidates commercially, our therapeutic candidates may not achieve market acceptance among physicians, patients and third-party payors and, ultimately, may not be commercially successful. Market acceptance of our therapeutic candidates for which we receive approval depends on a number of factors, including:

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

If any of our therapeutic candidates receives marketing approval and we or others later identify undesirable side effects caused by the therapeutic candidate, our ability to market and derive revenue from the therapeutic candidates, or our current or future collaborators’ ability to do so, could be compromised.

In the event that any of our therapeutic candidates receive regulatory approval and we or others identify undesirable side effects caused by one of our products, any of the following adverse events could occur:

•	regulatory authorities may withdraw their approval of the product or seize the product;
•	we or our current or future collaborators may be required to recall the product or change the way the product is administered to patients;
•	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
•	we or our current or future collaborators may be subject to fines, injunctions or the imposition of civil or criminal penalties;
•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•	we or our current or future collaborators may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;
•	we or our current or future collaborators could be sued and held liable for harm caused to patients;
•	the product may become less competitive; and
•	our reputation or the reputation of our current or future collaborators may suffer.

Any of the foregoing events could result in the loss of significant revenues to us, which would materially and adversely affect our results of operations and business.

We currently have no sales and marketing staff or distribution organization. If we are unable to develop a sales and marketing and distribution capability on our own or through our collaboration with Celgene or other potential marketing partners, we will not be successful in commercializing our future products.

We currently have no sales or marketing staff or distribution organization. If Celgene elects to exercise its option for a program under its agreement, including a program we are co-commercializing in the United States with Celgene, then although we intend to exercise our right to participate in specified promotion activities in the United States by contributing up to half of the overall sales force for the applicable program products, as well as to perform certain marketing and other commercial activities, Celgene will be responsible for booking sales of products. There is no guarantee that Celgene will elect to market and distribute our products or that Celgene will not elect to terminate our collaboration arrangement, which they have a right to do at any time with prior notice under our agreement. Further, we are likely to have limited control over the marketing and distribution activities of Celgene for products for which Celgene is solely responsible for development and commercialization. This will be the case for all biologic products outside the United States, and for all biologic products within the United States for which we either do not have, or for which we opt out of, our right to co-develop and co-commercialize such therapeutic candidates. On the other hand, if Celgene does not exercise its options, and we develop the therapeutic candidates that are currently part of our collaboration with Celgene ourselves, or if we develop unpartnered product candidates to the point of commercialization, we may need to enter into distribution or co-marketing arrangements with other third parties. Further, if Celgene exercises its options for therapeutic candidates under its agreement to which we have co-commercialization rights in the United States and we choose to exercise our right to co-commercialize such therapeutic candidates, we will need to build certain sales and marketing capabilities. If we need to rely on third parties for marketing and distributing our independently developed approved products, any revenue we receive will depend upon the efforts of third parties, which may not be successful and are only partially within our control, and our product revenue may be lower than if we directly marketed or sold our products. If we are unable to enter into arrangements with third parties to sell, market and distribute therapeutic candidates for which we have received regulatory approval on acceptable terms or at all, we will need to market these products ourselves. Marketing products ourselves or co-commercializing products with Celgene is likely to be expensive and logistically difficult, as it would require us to build our own sales force. We have no experience as a company in this area. If such efforts were necessary, we may not be able to successfully commercialize our future products. If we are not successful in commercializing our future products, either on our own or through our collaboration with Celgene or one or more third parties, or by co-promoting products with marketing partners, any future product revenue will be materially and adversely affected.

We may experience difficulties in managing our current activities and future growth given our level of managerial, operational, financial and other resources.

On April 24, 2017, our Board of Directors approved a restructuring plan, pursuant to which we reduced our workforce by 60 employees (or 48% of our then-current workforce). As of December 31, 2017, we had 56 employees.  On January 4, 2018, we announced that Paul J. Hastings, our then-Chairman, President, and Chief Executive Officer, resigned effective January 1, 2018. On January 31, 2018, we reported that Sunil Patel, our Executive Vice President and Chief Financial Officer, and previously a member of the Office of the President, will resign effective on or about March 9, 2018. We will need to manage our operations and clinical trials, continue our development activities and commercialize our therapeutic candidates with our reduced workforce and management team. Our management and personnel, systems and facilities currently in place may not be adequate to support our current activities or future growth. Our need to effectively execute our business strategy requires that we:

•

manage our clinical trials effectively, including two Phase Ib trials for navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), a Phase Ia/b trial for anti-TIGIT (OMP-313M32), and a Phase Ia trial for GITRL-Fc (OMP-336B11), all of which are being conducted at multiple trial sites, as well as additional clinical trials we may initiate in the future;

•	manage our internal research and development efforts effectively while carrying out our contractual obligations to licensors, contractors, collaborators, government agencies and other third parties;
•	continue to improve our operational, financial and management controls, reporting systems and procedures; and
•	maintain and motivate our remaining employees and identify, recruit, and integrate additional employees.

If we are unable to maintain or expand our managerial, operational, financial and other resources to the extent required to manage our development and commercialization activities, our business will be materially adversely affected.

We are highly dependent on the services of our President, John Lewicki, Ph.D., and other key executives, and if we are not able to retain these members of our management, recruit and retain a Chief Executive Officer and Chief Financial Officer, or retain or recruit additional management, clinical and scientific personnel, our business will suffer.

Paul J. Hastings, previously our Chairman, President, and Chief Executive Officer, resigned effective January 1, 2018, and Sunil Patel, our Executive Vice President and Chief Financial Officer, and previously a member of the Office of the President, will resign effective on or about March 9, 2018. We may not be able to retain our remaining management, scientific and clinical personnel, or attract qualified management, scientific and clinical personnel in the future, due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco Bay Area. In particular, although our board of directors has retained an executive search firm and has initiated a search for a full-time successor to Mr. Hastings, we cannot guarantee that we will find a successor with our desired qualifications, on our preferred terms, on our anticipated timelines, or at all.  Our industry has experienced a high rate of turnover of management personnel in recent years. In addition to the competition for personnel, the San Francisco Bay Area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.  If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

We are highly dependent on the principal members of our management and scientific staff. The loss of service of any of our management could harm our business. In addition, we are dependent on our continued ability to retain and motivate our existing management, clinical and scientific personnel, and to potentially attract highly qualified additional management, clinical and scientific personnel. The competition for qualified personnel in the pharmaceutical industry is intense. Due to our limited resources, we may not be able to effectively retain our existing personnel or attract and recruit additional qualified personnel. If we are not able to retain our management, particularly our President, Dr. Lewicki, and to attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business, such as a new chief executive officer or chief financial officer, we may not be able to sustain our operations or grow. Although we have executed employment agreements with each member of our current executive management team, including Dr. Lewicki, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected.

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

If we are not successful in discovering, developing and commercializing additional therapeutic candidates, our ability to expand our business and achieve our strategic objectives, or receive payments from our future collaboration partners, would be impaired.

Although a substantial amount of our efforts will focus on the clinical testing and potential approval of our most advanced therapeutic candidates, which include navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), anti-TIGIT (OMP-313M32), and GITRL-Fc (OMP-336B11), a key element of our strategy is to discover, develop and potentially commercialize a portfolio of antibody-based products and other biologics useful in the treatment of cancer. We are seeking to do so through our internal research programs. We may explore strategic partnerships for the development of new products or develop new unpartnered therapeutic candidates on our own. All of our potential therapeutic candidates, other than our three therapeutic candidates currently in clinical development, remain in the discovery and preclinical study stages. Research programs to identify therapeutic candidates require substantial technical, financial and human resources, whether or not any therapeutic candidates are ultimately identified. Our research programs may initially show promise in identifying potential therapeutic candidates, yet fail to yield therapeutic candidates for clinical development for many reasons, including the following:

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

If we are unsuccessful in identifying and developing additional therapeutic candidates, our potential for growth, or our ability to receive payments from our future collaboration partners, may be impaired.

We face substantial competition and our competitors may discover, develop or commercialize products faster or more successfully than us.

The biotechnology and pharmaceutical industries are highly competitive, and we face significant competition from companies in the biotechnology, pharmaceutical and other related markets that are researching and marketing products designed to address solid tumors and hematologic malignancies. Established pharmaceutical and biotechnology companies that are known to be involved in oncology research and currently sell or are developing drugs in our markets of interest include AbbVie, Amgen, Astellas, AstraZeneca, Bayer, BMS, Celgene, Genentech (Roche), GSK, Johnson & Johnson, Lilly, Merck, Merck Serono, Novartis, Pfizer, Regeneron, Sanofi, Teva and others. There are also biotechnology companies of various sizes that are developing therapies against immuno-oncology targets.

It is possible that our competitors will develop and market drugs or other treatments that are less expensive and more effective than our therapeutic candidates, or that will render our therapeutic candidates obsolete. It is also possible that our competitors will commercialize competing drugs or treatments before we or our collaboration partners can launch any products developed from our therapeutic candidates. If approved for marketing by the FDA or other regulatory agencies worldwide, our therapeutic candidates would compete against existing cancer treatments such as Avastin®, Erbitux®, Yervoy™, Keytruda®, Opdivo®, and chemotherapies, and potentially against other novel drug candidates or treatments that are currently in development. Additionally, there have been several additional monoclonal antibodies in development for cancer, such as Abbvie’s ABT-165, an anti-DLL4/VEGF dual variable domain immunoglobulin, which is reportedly being studied in clinical trials. In the immuno-oncology field, there are several companies reportedly advancing programs modulating TIGIT and/or GITR in early stage research and development, including Genentech (Roche), Merck, and BMS. We also anticipate that we will face increased competition in the future as new companies enter into our target markets and scientific developments surrounding the immuno-oncology field continue to develop.

Many of our competitors have materially greater name recognition and financial, manufacturing, marketing, legal, research and drug development resources than we do. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors.

Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics could harm our product development strategy.

An important element of our clinical development strategy for certain of our therapeutic candidates such as  anti-TIGIT (OMP-313M32) and GITRL-Fc (OMP-336B11) is that we seek to identify patient subsets within a disease category who may derive selective and meaningful benefit from the therapeutic candidates we are developing. In collaboration with our partners, we plan to develop companion diagnostics for selected therapeutic candidates to help us to more accurately identify patients within a particular subset. Such companion diagnostics would be used during our clinical trials as well as in connection with the commercialization of our therapeutic candidates. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and therefore require separate regulatory clearance or approval prior to commercialization. The clinical development of novel therapeutics with a companion diagnostic is complex from an operational and regulatory perspective because of the need for both the drug and the diagnostic to receive regulatory clearance or approval.

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

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties with respect to our independent programs that we believe will complement or augment our existing business. For example, we may attempt to find a partner for licensing, development and/or commercialization of our unpartnered research, preclinical and clinical assets, or of clinical assets returned to us by Celgene as a result of its decision to terminate our collaboration agreement or to not exercise its options for such assets. Our currently unpartnered programs include GITRL-Fc (OMP-336B11).  We routinely engage in partnering discussions with a range of pharmaceutical and biotechnology companies and could enter into new collaborations at any time. We face significant competition in seeking appropriate strategic partners, and the negotiation process to secure appropriate terms is time-consuming and complex. Any delays in identifying suitable development partners and entering into agreements to develop our therapeutic candidates could also delay the commercialization of our therapeutic candidates, which may reduce their competitiveness even if they reach the market. Moreover, we may not be successful in our efforts to establish such a strategic partnership for any of our unpartnered therapeutic candidates and programs on terms that are acceptable to us, or at all. This may be because our therapeutic candidates and programs may be deemed to be at too early of a stage of development for collaborative effort, our research and development pipeline may be viewed as insufficient, and/or third parties may not view our therapeutic candidates and programs as having sufficient potential for commercialization, including the likelihood of an adequate safety and efficacy profile. Even if we are successful in entering into a strategic alliance or license arrangement, there is no guarantee that the collaboration will be successful, or that any future partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions.

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

Because we conduct clinical trials with human patients, we face the risk that the use of our therapeutic candidates may result in adverse side effects to patients in our clinical trials. We face even greater risks upon any commercialization of our therapeutic candidates. Although we have product liability insurance, which covers our clinical trials, for up to $10.0 million, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer, and we may be required to increase our product liability insurance coverage for any advanced clinical trials that we may initiate in the future. We do not know whether we will be able to continue to obtain product liability coverage and obtain expanded coverage if we require it, on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage. Where we have provided indemnities in favor of third parties under our agreements with them, there is also a risk that these third parties could incur liability and bring a claim under such indemnities. An individual may bring a product liability claim against us alleging that one of our therapeutic candidates or products causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

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

Key elements of our product discovery technologies, such as our linkerless trimer technology, human tumor xenograft models, and antibody display technology, are new approaches to the discovery and development of new therapeutic candidates and may not result in the discovery of any products of commercial value.

We have developed a suite of discovery technologies to enable generation and testing of novel therapeutic candidates. For example, we have developed a novel protein engineering technology that we are using to generate single-gene, linkerless trimers of TNF superfamily ligands as potential therapeutic candidates. In addition, we have created a bank of over 300 patient derived human tumors that we routinely utilize in human tumor xenograft models to screen our therapeutic candidates for evidence of activity. We have also developed a mammalian display antibody technology that we use routinely to select antibody therapeutic candidates for in vivo testing. We cannot assure you that any of these technologies will yield therapeutic candidates of commercial value.

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

We will remain an “emerging growth company” for up to five years from our initial public offering in July 2013, that is, until December 31, 2018, although if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.

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

The recently enacted comprehensive tax reform legislation could adversely affect our business and financial condition.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal top corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax, a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to the use and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The determination of the benefit from (or provision for) income taxes requires complex estimations, significant judgments and significant knowledge and experience concerning the applicable tax laws. Given that we are still in the transition period for the accounting for income tax effects of the Tax Act, the current assessment on deferred tax assets (liabilities) is based on the currently available information and guidance. If in the future any element of the Tax Act changes the related accounting guidance for income tax, it could affect our income tax position and we may need to adjust the benefit from (or provision for) income taxes accordingly.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in 2018 and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be further limited. We have experienced ownership changes in the past, and we may experience additional ownership changes in the future as a result of subsequent shifts in our equity ownership, some of which are outside of our control. As of December 31, 2017, we had federal and California net operating loss carryforwards of $229.3 million and $97.0 million, respectively, that could be limited if we experience an ownership change, which could have an adverse effect on our results of operations.

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

We are aware of U.S. and foreign issued patents and pending patent applications controlled by third parties that may relate to the areas in which we are developing therapeutic candidates. Because all issued patents are entitled to a presumption of validity in many countries, including the United States and many European countries, issued patents held by others that claim our products or technology may limit our freedom to operate unless and until these patents expire or are declared invalid or unenforceable in a court of applicable jurisdiction, if we do not obtain a license or other right to practice the claimed inventions. Pending patent applications controlled by third parties may result in additional issued patents claiming our products and technology. In addition, the publication of patent applications occurs with a certain delay after the date of filing, so we may not be aware of all relevant patent applications of third parties at a given point in time. Further, publication of discoveries in the scientific or patent literature often lags behind actual discoveries, so we may not be able to determine whether inventions claimed in patent applications of third parties have been made before or after the date on which inventions claimed in our patent applications and patents have been made. If U.S. patent applications filed by third parties claim technology or therapeutics that are also claimed by our patent applications or patents, we may, under certain circumstances, have to participate in interference proceedings in the U.S. Patent and Trademark Office, or USPTO, to determine the priority of invention. We may also become involved in inter partes or post-grant review proceedings in the USPTO, opposition proceedings in the European Patent Office, or EPO, or other proceedings before patent offices in the U.S. or foreign countries, regarding the intellectual property rights of third parties. We may also become involved in legal proceedings before courts in the U.S. or foreign countries in which we challenge the intellectual property rights of a third party.  The outcome of these proceedings may be uncertain. An unfavorable outcome in these proceedings regarding the intellectual property rights of a third party could require us to attempt to license rights from the prevailing party, or to cease using the related technology or developing or commercializing the related therapeutic candidate, which would have a material adverse effect on our business.

For example, we initiated an opposition proceeding at the EPO to narrow or invalidate the claims of European Patent No. 2157192 (the ‘192 patent), a European patent owned by a third party that relates to certain anti-RSPO3 antibodies. The EPO has, in a first instance, found the patent, as amended during the opposition proceeding, to be valid. We are appealing this decision, but the EPO Board of Appeal will not be expected to issue a final decision for a couple more years and the ultimate outcome is uncertain. If we are not ultimately successful in the appeal proceeding and the issued claims of the ‘192 patent are determined to be valid and construed to cover rosmantuzumab (anti-RSPO3; OMP-131R10), we and our collaborators may not be able to commercialize rosmantuzumab in some or all European countries prior to expiration of the patent without obtaining a license to the patented technology, which may cause us to incur licensing-related costs. Also, a license may not be available under acceptable terms, or at all. In addition, even if we are ultimately successful in the appeal proceeding, such result would be limited to our activities in Europe. The third party that owns the ‘192 patent has pursued, in other countries including the U.S., claims that are similar to those granted by the EPO in the ‘192 patent, and we may need to initiate or engage in opposition proceedings or other legal proceedings in such other countries with respect to patents that have issued or may issue with claims similar in scope to those of the ‘192 patent. If we are unsuccessful in challenging a patent similar to the ‘192 patent in a country, and if a valid claim of the similar patent is construed to cover rosmantuzumab, we may be required to obtain a license to continue developing and commercializing rosmantuzumab in that country, which may not be available under acceptable terms, or at all.

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

Third parties may also raise claims alleging the invalidity or unenforceability of our patents in other forms of proceedings, including proceedings before administrative bodies in the U.S. or abroad, even outside the context of patent litigation. The use of administrative proceedings for challenging patents, including interference, derivation, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions, is common in the biotechnology and pharmaceutical industries. For instance, we may be involved in opposition proceedings in the EPO regarding our intellectual property rights with respect to our therapeutic candidates. Due to recent changes in U.S. patent law, new procedures including inter partes review and post-grant review have been implemented and are now also available for use in patent challenges, and the use of inter partes review to challenge the validity of patents in the biotechnology and pharmaceutical industries has become increasingly common. The outcome of administrative proceedings in which our patents are challenged may be uncertain.  An unfavorable outcome of these proceedings could weaken our intellectual property position, including potentially reducing some of the patent protection on our therapeutic candidates, and potentially open us up to additional competition.  Additional competition may reduce our market share and adversely affect our business.

For example, an anonymous third party initiated an opposition at the EPO against one of our European patents that related in part to certain anti-RSPO and anti-LGR antibodies and certain of their uses. Our patent was revoked in the opposition proceeding, but we are appealing that decision and the ultimate outcome of the appeal remains uncertain.  The EPO Board of Appeal will not be expected to issue a final decision for several more years.   If we are ultimately unsuccessful in reversing the revocation decision during the appeal proceeding, or unsuccessful in defending the patent in any subsequent opposition proceedings or appeals, the patent may remain revoked or, if the patent is reinstated, the claims of the patent may be narrowed. The revocation of the patent or narrowing of the claims could weaken our intellectual property position on anti-RSPO and/or anti-LGR5 antibodies, reduce in part some of the patent protection on rosmantuzumab, and potentially open us up to additional competition.

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

Patent applications in the United States and most other countries are confidential for a period of time until they are published, and publication of discoveries in scientific or patent literature typically lags behind actual discoveries by several months or more. As a result, we cannot be certain that the inventors of our issued patents and applications and those of any patents and applications that we may in-license were the first to conceive of the inventions covered by such patents and pending patent applications or that we or a licensor were the first to file patent applications covering such inventions.

Our issued patents covering our therapeutic candidates could be found invalid or unenforceable if challenged in court or before the USPTO or comparable foreign authority. For instance, we may become involved in opposition proceedings before the EPO, proceedings such as interferences, re-examination, inter partes review, or post-grant review before the USPTO, and/or legal proceedings before the courts in the U.S. or foreign countries regarding patents in our portfolio, and the outcome of any such proceeding may be uncertain. The outcome regarding legal assertions of invalidity and unenforceability is unpredictable. If a third party challenging one or more of our patents were to prevail on a legal assertion of invalidity and/or enforceability, we would lose at least part, and perhaps all, of the patent protection on our therapeutic candidates. Such a loss of patent protection could have a material adverse impact on our business.

In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the USPTO which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, on September 16, 2011, President Obama signed the Leahy-Smith America Invents Act, which codifies several significant changes to the U.S. patent laws, including, among other things, changing from a “first to invent’ to a “first inventor to file” system, limiting where a patentee may file a patent suit, eventually eliminating interference proceedings while creating derivation actions, and creating a set of procedures to challenge patents in the USPTO after they have issued. The effects of these changes are currently uncertain as the courts have yet to address many of these provisions in the context of a dispute. The U.S. Supreme Court has also recently issued multiple decisions regarding patent law, the full impact of which is not yet known. The rulings have narrowed the scope of patent protection available under certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to the ability to obtain patents in the future, these events have created uncertainty with respect to the value of patents once obtained. For example, on March 20, 2012 in Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc., the Court held that several claims drawn to measuring drug metabolite levels from patient samples and correlating them to drug doses were not patent eligible subject matter. The decision appears to impact diagnostics patents that merely apply a law of nature via a series of routine steps and it has created uncertainty around the ability to patent certain biomarker-related method claims. Additionally, on June 13, 2013 in Association for Molecular Pathology v. Myriad Genetics, Inc., the Court held that claims to isolated genomic DNA are not patentable, but claims to complementary DNA (cDNA) molecules were held to be valid. The effect of the decision on patents for other isolated natural products is uncertain. Depending on decisions by the U.S. Congress, the federal courts, the USPTO, and foreign courts and patent offices, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

We are a party to intellectual property license agreements with third parties, including with respect to navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83) and the production of all of our biologic therapeutic candidates, and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that our future license agreements will impose, various diligence, milestone payment, royalty, insurance, indemnification and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate these agreements, in which event we, or our collaborators, might not be able to develop and market any therapeutic candidate that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms, or in the inability to obtain access to the licensed technology at all. The occurrence of such events could materially harm our business.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.  For example, certain policies of the Trump administration may impact our business and industry.  Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these executive actions, including the Executive Orders, will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority.  If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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
•

required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50% point-of-sale discounts, which, through subsequent legislative amendments, were increased to 70%, off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. We expect that the current presidential administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all or certain provisions of, the Affordable Care Act. Most recently, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

Moreover, payment methodologies, including payment for companion diagnostics, may be subject to changes in healthcare legislation and regulatory initiatives. For example, the CMS has begun bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting and, in 2018, the CMS began paying for clinical laboratory services based on a weighted average of reported prices that private payors, Medicare Advantage plans, and Medicaid Managed Care plans pay for laboratory services. In addition, recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 21st Century Cures Act changed the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amount that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our therapeutic candidates or companion diagnostics or additional pricing pressures.

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

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the Affordable Care Act, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable,” based on their similarity to existing brand product. Under the BPCIA, an application for a biosimilar product cannot be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA, and the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The 12 years of data exclusivity afforded to biologics under the BPCIA does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data, and seeking approval. Data exclusivity only assures that another company cannot rely upon data within the innovator’s application to support the biosimilar product’s application. The law is complex and is subject to continuing interpretation and implementation by the FDA. As a result, its ultimate impact, implementation and meaning are subject to continuing uncertainty. The FDA has approved few biosimilar products to date, however, reflecting that the Agency is continuing to move forward with implementation and application of a regulatory pathway for biosimilars despite some ongoing uncertainty surrounding the specifics of the biosimilar regulatory pathway. The FDA’s processes for biosimilars could have a material adverse effect on the future commercial prospects for our biological products.

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
•

results from, or any delays in, clinical trial programs relating to our therapeutic candidates, including the ongoing and planned clinical trials for navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), anti-TIGIT (OMP-313M32), GITRL-Fc (OMP‑336B11), and other therapeutic candidates;

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

•

announcements relating to future collaborations; our existing collaboration with  Celgene, including decisions regarding the exercise by Celgene of its options or any termination by Celgene of any development program under its partnerships with us; or our small molecule program collaboration with Bayer, including the advancement or non-advancement of the small molecule programs into further development and potential commercialization by Bayer;

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

Based on the beneficial ownership of our outstanding common stock as of December 31, 2017, our officers and directors, together with their respective affiliates, beneficially own approximately 22.5% of our outstanding common stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

If our existing stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of December 31, 2017, we have a total of 38,212,505 shares of common stock outstanding.

Based on the number of shares subject to outstanding awards under our 2004 Stock Incentive Plan and 2013 Equity Incentive Award Plan, or available for issuance under our 2013 Equity Incentive Award Plan and Employee Stock Purchase Plan as of December 31, 2017, 7,909,008  shares of common stock that are either subject to outstanding options, outstanding but subject to vesting, or reserved for future issuance under our employee benefit plans will be eligible for sale in the public market, subject to, in the case of shares issued to directors, executive officers and other affiliates, the volume limitations under Rule 144 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Approximately 4.4 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. In addition, our directors, executive officers and other affiliates may establish, and certain executive officers, directors and affiliates have established, programmed selling plans under Rule 10b5-1 of the Exchange Act, for the purpose of effecting sales of our common stock. Any sales of securities by these stockholders, or the perception that those sales may occur, including the entry into such programmed selling plans, could have a material adverse effect on the trading price of our common stock.

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

Pursuant to our equity incentive plan, we are authorized to grant equity-based incentive awards to our employees, directors and consultants. As of December 31, 2017, there were 606,463 shares of our common stock reserved for future issuance under our 2013 Equity Incentive Award Plan, or the 2013 Plan. The number of shares of our common stock reserved for issuance under our 2013 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under our 2004 Stock Incentive Plan, or the 2004 Plan, and (ii) annually on the first day of the year by the lesser of (x) a number of additional shares of our common stock representing 4% of our then-outstanding shares of common stock on the last day of the immediately preceding fiscal year; (y) 1,500,000 shares of our common stock; and (z) such smaller number of shares as determined by our board of directors. As a result of this increase, an additional 1,500,000 shares of our common stock became available for future issuance under our 2013 Plan as of January 1, 2018. Future option grants and issuances of common stock under our 2013 Plan may have an adverse effect on the market price of our common stock.

In addition, pursuant to our 2013 Employee Stock Purchase Plan, or ESPP, as of December 31, 2017, 1,205,870 shares of our common stock were available for issuance to our employees. The number of shares of our common stock reserved for issuance under our ESPP will be increased annually on the first day of the year by the lesser of (x) a number of additional shares of our common stock representing 1% of our then-outstanding shares of common stock on the last day of the immediately preceding fiscal year; (y) 350,000 shares of our common stock; and (z) such number of shares as determined by our board of directors. As a result of this increase, an additional 350,000 shares of our common stock became available for future issuance under our ESPP as of January 1, 2018. Future issuances of common stock under our ESPP may have an adverse effect on the market price of our common stock.

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
•

our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements or existing such arrangements, such as our collaboration agreement with  Celgene and our small molecule program collaboration with Bayer;

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

Our officers are parties to employment agreements providing for aggregate cash payments of up to approximately $4.1 million for severance and other benefits and acceleration of vesting of stock options with a value of up to approximately $8.2 million (as of December 31, 2017) in the event of a termination of employment in connection with a change of control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Our corporate headquarters are located in Redwood City, California, where we lease 45,690 square feet of office and laboratory space. In May 2006, we entered into a lease agreement for office and laboratory facilities in Redwood City, California. The lease term commenced in February 2007 for a period of seven years with options to extend the lease for two additional five-year terms. On December 22, 2010, the lease agreement was amended to extend the lease term for an additional five years, expiring in February 2019, with options to further extend the lease for two additional three-year terms. On November 11, 2016, the lease agreement was further amended to extend the lease term through May 2028, with an option to further extend the lease for an additional three-year term, and an option to expand the premises by an additional approximately 22,750 square feet of office and laboratory space if we choose to so expand the premises prior to September 16, 2017, which we chose not to do.

We believe that our existing facilities are adequate for our current needs and provide sufficient space to house additional employees to be hired as we expand. When our lease expires, we may exercise our renewal options or look for additional or alternate space for our operations and we believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.

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

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “OMED” since July 18, 2013. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales price per share of our common stock as reported on The NASDAQ Global Select Market for the quarterly periods indicated:

	High	Low
Year Ended December 31, 2017:
First Quarter	$10.52	$7.63
Second Quarter	$9.24	$3.21
Third Quarter	$4.97	$3.04
Fourth Quarter	$5.27	$3.54

	High	Low
Year Ended December 31, 2016:
First Quarter	$23.31	$8.94
Second Quarter	$14.87	$10.22
Third Quarter	$13.01	$9.99
Fourth Quarter	$12.00	$7.44

Holders of Common Stock

As of December 31, 2017, there were approximately 49 holders of record of our common stock. In addition, a substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

The following graph shows the total stockholder return of an investment of $100 in cash at market close on July 18, 2013 (the first day of trading of our common stock), through December 31, 2017 for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	7/18/13	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
OncoMed Pharmaceuticals, Inc.	$100	$109	$80	$83	$28	$15
NASDAQ Composite	$100	$124	$139	$147	$158	$203
NASDAQ Biotechnology	$100	$132	$175	$195	$153	$185

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

The selected statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected balance sheet data as of December 31, 2017 and 2016 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the years ended December 31, 2014 and 2013 and the selected balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our audited financial statements which are not included in this Annual Report on Form 10-K.

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

	Year Ended December 31,
(In thousands, except share and per share data)	2017	2016	2015	2014	2013
Statement of Operations Data:
Revenue:
Collaboration revenue	$36,016	$21,277	$25,216	$39,559	$37,779
Other revenue	2,138	3,876	683	—	—
Total revenue	38,154	25,153	25,899	39,559	37,779
Operating expenses:
Research and development (1)	59,839	109,713	92,873	76,430	50,048
General and administrative (1)	16,761	18,827	18,583	13,753	11,630
Restructuring charges (1)	2,527	—	—	—	—
Total operating expenses	79,127	128,540	111,456	90,183	61,678
Loss from operations	(40,973)	(103,387)	(85,557)	(50,624)	(23,899)
Interest and other income (expense), net	828	299	170	105	(228)
Loss before income taxes	(40,145)	(103,088)	(85,387)	(50,519)	(24,127)
Income tax provision (benefit)	(1,083)	14	20	(509)	1,944
Net loss	$(39,062)	$(103,102)	$(85,407)	$(50,010)	$(26,071)
Net loss per common share, basic and diluted (2)	$(1.04)	$(3.14)	$(2.84)	$(1.69)	$(1.93)
Shares used to compute net loss per common share, basic and diluted (2)	37,631,348	32,859,554	30,028,684	29,664,326	13,530,239

(1)	Included in the statement of operations data above are the following non-cash stock-based compensation expenses (in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Research and development	$4,886	$5,892	$6,113	$3,600	$957
General and administrative	4,522	5,239	4,653	2,594	779
Restructuring charges	6	—	—	—	—
Total stock-based compensation	$9,414	$11,131	$10,766	$6,194	$1,736

(2)	See Notes 2 and 14 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted net loss per common share.

	As of December 31,
(In thousands)	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and short-term investments	$103,091	$184,573	$157,279	$231,966	$316,194
Working capital	12,073	133,730	178,614	202,264	256,727
Total assets	110,322	195,482	237,887	247,842	333,685
Accumulated deficit	(452,007)	(412,945)	(309,843)	(224,436)	(174,426)
Total stockholders’ equity (deficit)	(48,603)	(23,028)	3,551	76,367	118,122

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We currently have three therapeutic candidates in active clinical development targeting cancer stem cell, or CSC, pathways and immuno-oncology. The first therapeutic candidate in active clinical development, navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), has completed a single-agent Phase Ia trial in patients with advanced solid tumors, and we are conducting two Phase Ib clinical trials of navicixizumab in combination with standard chemotherapy regimens in patients with platinum-resistant ovarian cancer and metastatic colorectal cancer. Our second therapeutic candidate, anti-TIGIT (OMP-313M32) is currently in a single-agent Phase Ia clinical trial that is enrolling patients with advanced or metastatic solid tumors. We intend to initiate the Phase Ib portion of this clinical trial to study anti-TIGIT in combination with anti-PD1 in the first half of 2018. Our third therapeutic candidate, GITRL-Fc (OMP-336B11), is enrolling patients in a single-agent Phase Ia trial in patients with advanced or metastatic solid tumors. Clinical trials for all three of these therapeutic candidates are ongoing, with the intent of gathering additional data required to proceed to later stage clinical trials and potentially product approval. We are also currently discussing next steps with our partner Celgene for a fourth clinical-stage program, our rosmantuzumab (anti-RSPO3, OMP-131R10) program, after our Phase Ia/b clinical trial of rosmantuzumab failed to provide compelling evidence of clinical benefit. We are also pursuing discovery of additional novel approaches to cancer treatment including new immuno-oncology therapeutic candidates.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales. Our revenue to date has been primarily derived from upfront payments and development milestones received from our current collaborators Celgene Corporation, or Celgene, and Bayer Pharma AG, or Bayer, and our former collaborator GlaxoSmithKline LLC, or GSK. We recognize revenue from upfront payments ratably over the term of our estimated period of performance under the agreements. In addition to receiving upfront payments, we may also be entitled to milestone and other contingent payments upon achieving predefined objectives or the exercise of options for specified programs by our strategic partners. Such payments are recorded as revenue when we achieve the underlying milestone if there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved. We also recognize revenue for reimbursements of research and development costs under our collaboration agreements as the services are performed.

The following table summarizes our revenue for the years ended December 31, 2017, 2016 and 2015, which is related to the recognition of upfront payments, milestone payments and reimbursements of research and development costs under our various collaboration arrangements:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Celgene:
Recognition of upfront payment	$35,588	$20,053	$13,055
Milestone revenue	—	—	2,520
Other revenue	409	1,780	320
Celgene total	35,997	21,833	15,895
Bayer:
Recognition of upfront payment	278	648	3,518
Other revenue	1,726	1,457	—
Bayer total	2,004	2,105	3,518
GSK:
Recognition of upfront payment	150	576	1,123
Milestone revenue	—	—	5,000
Other revenue	3	639	363
GSK total	153	1,215	6,486
Total revenue	$38,154	$25,153	$25,899

We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of milestones and other payments from our current collaboration with Celgene, our small molecule program collaboration with Bayer, or any new collaboration we may enter in the future.

Research and Development

Research and development expenses represent costs incurred to conduct research such as the discovery and development of clinical candidates for our prior and current collaborators GSK, Bayer and Celgene as well as discovery and development of our proprietary unpartnered therapeutic candidates. We expense all research and development costs as they are incurred. Our research and development expenses consist of employee salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, manufacturing, preclinical studies, clinical trial activities, laboratory consumables, and allocated facility costs.

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

The following table summarizes our research and development expenses for the years ended December 31, 2017, 2016 and 2015. The internal costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline. The external program costs reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities.

	Year Ended December 31,
(In thousands)	2017	2016	2015
Internal Costs:
Cancer biology, pathology and toxicology	$12,027	$17,404	$16,450
Molecular and cellular biology	6,660	7,886	8,083
Process development and manufacturing	3,612	6,018	6,095
Product development	8,817	11,751	10,835
Subtotal internal costs	31,116	43,059	41,463
External Program Costs:
Manufacturing	4,334	16,766	9,450
Clinical	20,456	40,810	35,603
Translational medicine	2,807	4,500	4,633
Toxicology	1,126	4,578	1,724
Subtotal external program costs	28,723	66,654	51,410
Total research and development expense	$59,839	$109,713	$92,873

Our research and development expenses decreased from 2016 to 2017 as we discontinued development of multiple therapeutic product candidates. Our research and development expenses may increase with pipeline advancement and conduct of our research discovery and development activities. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We or our current or future partners may never succeed in achieving marketing approval for any of our therapeutic candidates. The probability of success of each therapeutic candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.

For the biologic programs covered under our strategic alliance with Celgene, we are responsible for development of each therapeutic candidate prior to the exercise of Celgene’s option for the applicable program. Celgene may exercise such option on a program-by-program basis during time periods through the earlier of completion of certain clinical trials or the twelfth anniversary of the date of our collaboration agreement.  If Celgene exercises its option for the navicixizumab program or the rosmantuzumab program, we will have the option to co-develop and co-commercialize therapeutic candidates under such program in the United States. If we do so, we will be responsible for a one-third share of the global development costs of such therapeutic candidates, with Celgene bearing the remaining two-thirds of such costs, and we will be entitled to participate in the commercialization activities for such therapeutic candidates in the United States, and to share 50% of all profits and losses arising from U.S. sales of such therapeutic candidates. For the anti-TIGIT program, and the navicixizumab program and/or the rosmantuzumab program if we choose not to exercise our co-development and co-commercialization option, we will enter into a license agreement with Celgene for therapeutic candidates under such program whereupon Celgene would be responsible for all further development costs.

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

Restructuring Charges

Restructuring charges relate to severance, other one-time benefits and other employee related charges as a result of the restructuring plan that we implemented in April 2017.

Interest and Other Income (Expense), net

Interest and other income (expense), net consists primarily of interest received on our cash, cash equivalents and short-term investments balances.

Provision for Income Taxes

For the year ended December 31, 2017, we recorded a tax benefit of $1.1 million due to an AMT refundable credit as a result of the Tax Cuts and Jobs Act (“Tax Act”), enacted on December 22, 2017. For the years ended December 31, 2016 and 2015, we recorded tax expense of $14,000 and $20,000, respectively, due to interest on uncertain tax positions.

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a partially territorial system, and the repeal of corporate AMT. We calculated our best estimate of the impact of the Tax Act in accordance with our understanding of the Tax Act and guidance available as of the date of this filing. As a result, we recorded $1.1 million as income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. The tax rate decrease resulted in a reduction of $51.7 million in our deferred tax assets, and a corresponding decrease of the same amount in the valuation allowance against these deferred tax assets, as substantially all of our deferred tax assets, net of deferred tax liabilities, are subject to a full valuation allowance.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, we determined that the adjustment to deferred taxes was a provisional amount and a reasonable estimate at December 31, 2017. We do not expect any impact on recorded deferred tax balances as the remeasurement of net deferred tax assets will be offset by a change in valuation allowance. We are analyzing certain aspects of the Tax Act which could potentially affect the remeasurement of the net deferred tax assets.

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

At December 31, 2017 and 2016, we had total federal and state unrecognized tax benefits of $16.7 million and $14.3 million, respectively. Of the total unrecognized tax benefits, $15.9 million and $13.1 million at December 31, 2017 and 2016, respectively, if recognized, in the absence of a valuation allowance, would reduce our effective tax rate in the period of recognition. As of December 31, 2017, we do not believe that it is reasonably possible that our unrecognized tax benefits will significantly change in the next 12 months.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

	Year Ended December 31,		Dollar
(In thousands)	2017	2016	Change
Revenue:
Collaboration revenue	$36,016	$21,277	$14,739
Other revenue	2,138	3,876	(1,738)
Total revenue	38,154	25,153	13,001
Operating expenses:
Research and development	59,839	109,713	(49,874)
General and administrative	16,761	18,827	(2,066)
Restructuring charges	2,527	—	2,527
Total operating expenses	79,127	128,540	(49,413)
Loss from operations	(40,973)	(103,387)	62,414
Interest and other income, net	828	299	529
Loss before income taxes	(40,145)	(103,088)	62,943
Income tax provision (benefit)	(1,083)	14	(1,097)
Net loss	$(39,062)	$(103,102)	$64,040

Revenue

Total revenue for the year ended December 31, 2017 was $38.2 million, an increase of $13.0 million, or 52%, compared to $25.2 million for the year ended December 31, 2016. Revenue recognized during 2017 from amortization of upfront fees amounted to $36.0 million, an increase of $14.7 million compared to $21.3 million for the year ended December 31, 2016. The increase in collaboration revenue was due to an increase of $15.5 million in amortization of upfront fees from our partnership with Celgene as a result of the revision of the estimated period of performance.  In the fourth quarter of 2017, the Company evaluated the status of its obligations to Celgene and determined that the estimated period to complete the Company’s performance of all remaining obligations was in the third quarter of 2019. Accordingly, the estimated period of performance was revised to two years, up to the third quarter of 2019. The Company will recognize the remaining unamortized portion of deferred revenue over the revised estimated period of performance on a prospective basis.

Other revenue for the year ended December 31, 2017 decreased by $1.7 million compared to $3.9 million for the year ended December 31, 2016 due to lower reimbursement of research and development costs for services performed in 2017.

Research and Development

Research and development expenses were $59.8 million for the year ended December 31, 2017, a decrease of $49.9 million, or 45%, compared to $109.7 million for the year ended December 31, 2016. The decrease was comprised of a $37.9 million decrease in our external program costs and an $11.9 million decrease in our internal program costs.

The decrease in our external program costs of $37.9 million was primarily due to a decrease of $20.2 million in clinical study costs resulting from discontinuation of dosing of all patients in our demcizumab and tarextumab programs. The decrease in manufacturing costs of $12.4 million and toxicology cost of $3.5 million was mainly related to our GITRL-Fc and anti-TIGIT programs due to the timing of production of materials used in clinical studies of these programs and the discontinuation of our demcizumab program in 2017.

The decrease in our internal costs by $11.9 million was primarily due to a decrease of $5.8 million in personnel costs, including a decrease in stock-based compensation of $1.0 million, as a result of our reduced headcount following our restructuring actions in April 2017, a decrease of $2.1 million in regulatory, clinical consulting costs and outside professional fees, and a decrease of $1.5 million in laboratory supplies as a result of an overall decrease in activity and spend on our clinical programs. We expect that our research and development expenses will continue to decrease as our clinical development activities decrease.

General and Administrative

General and administrative expenses were $16.7 million for the year ended December 31, 2017, a decrease of $2.1 million, or 11%, compared to $18.8 million for the year ended December 31, 2016. The decrease is primarily due to a decrease of $2.0 million in personnel costs, including a decrease in stock-based compensation of $0.7 million, as a result of our reduced headcount following the restructuring plan that we implemented in April 2017.

Restructuring Charges

Restructuring charges were $2.5 million for the year ended December 31, 2017 related to severance, other one-time benefits and other employee related charges as a result of the restructuring plan that we implemented in April 2017.

Interest and Other Income (Expense), net

Interest and other income (expense), net was $0.8 million for the year ended December 31, 2017, a change of $0.5 million, compared to $0.3 million for the year ended December 31, 2016. The change was primarily due to interest earned on cash, cash equivalents and short-term investments during the year.

Comparison of the Years Ended December 31, 2016 and 2015

	Year Ended December 31,		Dollar
(In thousands)	2016	2015	Change
Revenue:
Collaboration revenue	$21,277	$25,216	$(3,939)
Other revenue	3,876	683	3,193
Total revenue	25,153	25,899	(746)
Operating expenses:
Research and development	109,713	92,873	16,840
General and administrative	18,827	18,583	244
Total operating expenses	128,540	111,456	17,084
Loss from operations	(103,387)	(85,557)	(17,830)
Interest and other income (expense), net	299	170	129
Loss before income taxes	(103,088)	(85,387)	(17,701)
Income tax provision (benefit)	14	20	(6)
Net loss	$(103,102)	$(85,407)	$(17,695)

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

The increase in our external program costs of $15.2 million was primarily due to an increase of $7.3 million in manufacturing costs and $2.9 million in toxicology study costs driven by clinical trials for our GITRL-Fc and anti-TIGIT therapeutic candidates as well as timing of production of materials used in the various clinical studies.  Clinical costs increased by $5.2 million due to additional patient enrollment during 2016 under our vantictumab (anti-Fzd, OMP-18R5) program and an increase in clinical activities under our rosmantuzumab (anti-RSPO3, OMP-131R10) program.

The increase in our internal costs of $1.6 million was primarily due to increases in personnel costs of $0.6 million, regulatory and clinical consulting costs of $0.5 million related to GITRL-Fc and anti-TIGIT therapeutic candidates, and facilities-related expense of $0.5 million due to the execution of an amendment to our lease agreement in 2016.

General and Administrative

General and administrative expenses were $18.8 million for the year ended December 31, 2016, an increase of $0.2 million, or 1%, compared to $18.6 million for the year ended December 31, 2015. The increase is primarily due to higher employee related costs of $0.9 million resulting mainly from an increase in stock-based compensation expense of $0.6 million in relation to the RSU refresher grants in 2016 and an increase in personnel costs of $0.3 million. This was offset by a decrease in legal fees of $0.6 million related to patent filings and financing costs associated with the Form S-3 filing in 2015.

Interest and Other Income (Expense), net

Interest and other income (expense), net was $0.3 million for the year ended December 31, 2016, a change of $0.1 million, compared to $0.2 million for the year ended December 31, 2015. The change was primarily due to interest earned on cash and investments during the year.

Liquidity and Capital Resources

As of December 31, 2017, we had cash, cash equivalents and short term investments totaling $103.1 million. In June 2015, we filed a shelf registration statement on Form S-3, which permits: (a) the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and (b) as part of the $250.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co. in one or more at-the-market offerings. Through December 31, 2017, we have sold 743,987 shares pursuant to our at-the-market program at a weighted average price of $8.93 per share, resulting in aggregate net proceeds to us of $6.5 million, net of offering costs.

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

We believe that our existing cash, cash equivalents and short-term investments as of December 31, 2017 will be sufficient to meet our anticipated cash requirements through the third quarter of 2019, even without taking into account potential future milestone payments to us. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•

the achievement of milestones and/or exercise of options under our agreement with  Celgene or the achievement of milestones and/or advancement of the small molecule programs into further development and potential commercialization under our agreement with Bayer;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our therapeutic candidates and potential therapeutic candidates;
•	the number and characteristics of therapeutic candidates that we pursue;
•	the progress, costs and results of our clinical trials;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory requirements;

•	funding we may receive under any new collaborations we may enter into or new government grants we may be awarded in the future;
•	the costs and timing of hiring new employees to support our continued growth; and
•	the costs and timing of procuring clinical supplies of our therapeutic candidates.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash used in operating activities	$(84,970)	$(36,936)	$(75,138)
Cash provided by (used in) investing activities	57,250	(29,703)	83,666
Cash provided by financing activities	4,044	65,148	1,778

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2017 was $85.0 million. The net loss of $39.1 million was offset by non-cash charges of $1.7 million for depreciation and amortization and $9.4 million for stock-based compensation expense. The change in net operating assets of $57.0 million was due primarily to a decrease in accounts payable of $2.3 million and accrued liabilities and income tax payable of $4.6 million due to the timing of vendor payments, a decrease in accrued clinical liabilities of $17.4 million due to the decrease in our clinical development activities, and a decrease in deferred revenue of $36.0 million due to the amortization of upfront payments from our prior and current collaboration arrangements with GSK, Bayer and Celgene.

Cash used in operating activities for the year ended December 31, 2016 was $36.9 million. The net loss of $103.1 million was offset by non-cash charges of $1.8 million for depreciation and amortization and $11.1 million for stock-based compensation expense. The change in net operating assets of $53.3 million was due primarily to a decrease of $68.2 million in accounts receivable as a result of collection in 2016 of payments related to the achievement of the $70.0 million safety milestone during 2015 from Celgene based on an analysis of Phase Ib and blinded interim Phase II clinical trial safety data associated with the demcizumab (anti-DLL4, OMP-21M18) program. The decrease in deferred revenue is due to the amortization of upfront and milestone payments from our prior and current collaboration arrangements with GSK, Bayer and Celgene in the amount of $21.3 million. The remaining net change in operating assets which increased cash was a result of an increase in accrued clinical liabilities of $9.6 million offset by a decrease in accounts payable of $1.8 million and accrued liabilities of $3.1 million due to timing of payments.

Cash used in operating activities for the year ended December 31, 2015 was $75.1 million. The net loss of $85.4 million was offset by non-cash charges of $1.6 million for depreciation and amortization and $10.8 million for stock-based compensation. The change in net operating assets of $2.1 million was due primarily to an increase of $70.7 million in accounts receivable and increase of $52.3 million in deferred revenue as result of the achievement of the $70.0 million safety milestone from Celgene based on an analysis of Phase Ib and blinded interim Phase II clinical trial safety data associated with the demcizumab program. The increase in deferred revenue is offset by the amortization of upfront and milestone payments from our prior and current collaboration arrangements with GSK, Bayer and Celgene in the amount of $17.7 million. There was also a $7.1 million decrease in tax receivable as result of the receipt of payment and $5.4 million increase in accrued clinical liabilities, $3.7 million in accrued liabilities, $2.2 million in accounts payable, $1.4 million increase in prepaid and other assets, and $0.7 million decrease in deferred rent.

Cash Flows from Investing Activities

Cash provided by (used in) investing activities for the years ended December 31, 2017, 2016 and 2015 was comprised of purchases of short-term investments amounting to $127.4 million, $207.3 million and $128.8 million, respectively, offset by maturities of short-term investments amounting to $185.2 million, $178.7 million and $213.8 million, respectively. Acquisition of property and equipment for the years ended December 31, 2017, 2016 and 2015, amounted to $0.6 million, $1.2 million and $1.4 million, respectively.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2017 was comprised of aggregate net proceeds of $1.7 million received from our at-the-market offering program and $2.3 million received from issuance of common stock upon the exercise of stock options and employee stock plan purchases.

Cash provided by financing activities for the year ended December 31, 2016 was comprised of aggregate net proceeds of $59.2 million received from the sale of shares of our common stock through our underwritten public offering that closed on August 23, 2016 and $4.7 million from our at-the-market offering program, and $1.2 million received from the issuance of common stock upon the exercise of stock options and employee stock plan purchases.

Cash provided by financing activities for the years ended December 31, 2015 was due to the net proceeds of $1.8 million from the issuance of common stock upon the exercise of stock options and employee stock plan purchases.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
Contractual Obligations:	Less than 1 year	2 to 3 Years	4 to 5 Years	More Than 5 Years	Total
Operating leases (1)	$2,323	$4,896	$5,244	$16,143	$28,606

(1)	Operating leases include total future non-cancelable obligations under operating lease agreement.

The Company leases office and laboratory facilities in Redwood City, California under a lease agreement that was originally set to expire in January 2019 and included a lease extension option for two additional three-year terms. During the fourth quarter of 2016, the Company signed an amendment to the lease agreement to extend the lease term through May 2028, with an option to extend the lease for an additional three-year term.

The amendment to the lease agreement includes a 10-year cancelable lease agreement for additional office and laboratory space that expires in May 2028, subject to the Company’s three-year lease extension option described above. The Company exercised its right to terminate the lease agreement for this additional space in September 2017. The exercise of such cancelation did not result in an economic penalty to the Company.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements or any holdings in variable interest entities.

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

In the fourth quarter of 2017, the Company evaluated the status of its obligations to Celgene and determined that the estimated period to complete the Company’s performance of all remaining obligations was in the third quarter of 2019. Accordingly, the estimated period of performance was revised to two years up to the third quarter of 2019. The Company will recognize the remaining unamortized portion of deferred revenue over the revised estimated period of performance on a prospective basis.

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

Stock-Based Compensation

We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. Stock-based compensation expense was $9.4 million, $11.1 million and $10.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Newly Adopted and Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended, becomes effective for us in the first quarter of fiscal year 2018, which is when we will adopt the standard. ASU 2014-09 also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The core principle of ASU 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, has created the possibility that more judgment and estimates may be required within the revenue recognition process than required under existing U.S. generally accepted accounting pronouncements.

 We will adopt ASU 2014-09 as of January 1, 2018, using the modified retrospective transition method. We are in the process of finalizing our assessment of the effect that the adoption of ASU 2014-09 will have on our agreement with Celgene. Our performance obligations with respect to Celgene were not substantially complete at December 31, 2017. We have preliminarily concluded that the performance obligations primarily consist of research and development services. We are in the process of evaluating the option exercise rights. As of December 31, 2017, we have a deferred revenue balance of $143.8 million from the collaboration agreement we entered into with Celgene in December 2013. The amount and timing of revenue recognized of this deferred balance may change upon adoption of ASU 2014-09.

We also performed an assessment of the impact of adopting ASU 2014-09 on our Bayer and GSK collaboration arrangements. As the GSK collaboration was terminated in its entirety on October 29, 2017, this arrangement is not subject to ASU 2014-09. For the Bayer collaboration, we have preliminarily concluded that the small molecule therapeutic program remaining as of December 31, 2017 is immaterial in the context of the collaboration agreement relative to the biologics therapeutic programs that terminated during 2017. Our performance obligations under the small molecule therapeutic program with respect to Bayer were substantially complete at December 31, 2017, and any future receipts in the form of milestones or royalties are contingent upon the achievement of specified development, commercial and/or sales targets.  We preliminarily concluded that these future contingent receipts are constrained at December 31, 2017, because we could not conclude that it is probable that a significant reversal of any amount recognized will not occur until the uncertainty associated with these future events are subsequently resolved. We have preliminarily concluded that there is no transition adjustment to be recognized on January 1, 2018 for this agreement.

The estimates of the expected effects of our adoption of ASU 2014-09 represent management’s best estimates of the effects of adopting ASU 2014-09 at the time of the preparation of this Annual Report on Form 10-K. The actual, final quantitative effects of the adoption of ASU 2014-09 are subject to change from these estimates and such change may be significant, pending the completion of our assessment in the first quarter of 2018.

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

In March 2016, the FASB issued ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of employee share-based payment accounting, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. We adopted the guidance in the first quarter of 2017. As a result of the adoption, our deferred tax asset increased by $3.9 million, with a corresponding increase to the valuation allowance. Accordingly, there was no impact to the statement of operations or balance sheet.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.

Interest Rate Sensitivity

We had cash and short-term investments of $103.1 million and $184.6 million as of December 31, 2017 and 2016, respectively, which consisted of bank deposits and U.S. Treasury Bills. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt as of December 31, 2017 or 2016.

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

Foreign Currency Exchange Rate Sensitivity

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in Euro and British Sterling. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward foreign exchange contracts, nor did we in the year ended December 31, 2017. In the years ended December 31, 2017 and 2016, all foreign transactions settled on the applicable spot exchange basis at the time such payments were made.

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

ONCOMED PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of OncoMed Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of OncoMed Pharmaceuticals, Inc. (the Company) as of December 31, 2017 and 2016, the related statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.

Redwood City, California

March 8, 2018

OncoMed Pharmaceuticals, Inc.

Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$13,277	$36,953
Short-term investments	89,814	147,620
Accounts receivable and other receivables	405	2,515
Prepaid and other current assets	1,709	2,495
Total current assets	105,205	189,583
Property and equipment, net	3,275	4,471
Other assets	1,842	1,428
Total assets	$110,322	$195,482
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$2,565	$4,890
Accrued liabilities	3,940	8,599
Accrued clinical liabilities	4,434	21,854
Current portion of deferred revenue	82,193	20,510
Total current liabilities	93,132	55,853
Deferred revenue, less current portion	61,645	159,373
Deferred rent	3,765	2,917
Noncurrent income tax payable	383	367
Total liabilities	158,925	218,510
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2017 and 2016; no shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized at December 31, 2017 and 2016; 38,212,505 shares and 37,114,589 shares issued and outstanding at December 31, 2017 and 2016, respectively	38	37
Additional paid-in capital	403,077	389,620
Accumulated other comprehensive income	289	260
Accumulated deficit	(452,007)	(412,945)
Total stockholders’ deficit	(48,603)	(23,028)
Total liabilities and stockholders’ deficit	$110,322	$195,482

See accompanying notes to the financial statements.

OncoMed Pharmaceuticals, Inc.

Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Collaboration revenue	$36,016	$21,277	$25,216
Other revenue	2,138	3,876	683
Total revenue	38,154	25,153	25,899
Operating expenses:
Research and development	59,839	109,713	92,873
General and administrative	16,761	18,827	18,583
Restructuring charges	2,527	—	—
Total operating expenses	79,127	128,540	111,456
Loss from operations	(40,973)	(103,387)	(85,557)
Interest and other income, net	828	299	170
Loss before income taxes	(40,145)	(103,088)	(85,387)
Income tax provision (benefit)	(1,083)	14	20
Net loss	$(39,062)	$(103,102)	$(85,407)
Net loss per common share, basic and diluted	$(1.04)	$(3.14)	$(2.84)
Shares used to compute net loss per common share, basic and diluted	37,631,348	32,859,554	30,028,684

See accompanying notes to the financial statements.

OncoMed Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(39,062)	$(103,102)	$(85,407)
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax	29	240	37
Total comprehensive loss	$(39,033)	$(102,862)	$(85,370)

See accompanying notes to the financial statements.

OncoMed Pharmaceuticals, Inc.

Statements of Stockholders’ Equity (Deficit)

(In thousands, except share data)

				Accumulated		Total
			Additional	Other		Stockholders’
	Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balances at December 31, 2014	29,847,577	$30	$300,790	$(17)	$(224,436)	$76,367
Issuance of common stock related to stock incentive plans	269,056	—	1,788	—	—	1,788
Stock-based compensation	—	—	10,766	—	—	10,766
Net unrealized gain on available-for-sale securities	—	—	—	37	—	37
Net loss	—	—	—	—	(85,407)	(85,407)
Balances at December 31, 2015	30,116,633	30	313,344	20	(309,843)	3,551
Issuance of common stock upon public offering, net of offering costs	6,325,000	7	59,163	—	—	59,170
Issuance of common stock under At-the-Market Agreement, net of offering costs	388,166	—	4,739	—	—	4,739
Issuance of common stock related to stock incentive plans	284,790	—	1,243	—	—	1,243
Stock-based compensation	—	—	11,131	—	—	11,131
Net unrealized gain on available-for-sale securities	—	—	—	240	—	240
Net loss	—	—	—	—	(103,102)	(103,102)
Balances at December 31, 2016	37,114,589	37	389,620	260	(412,945)	(23,028)
Issuance of common stock under At-the-Market Agreement, net of offering costs	355,821	—	1,701	—	—	1,701
Issuance of common stock related to stock incentive plans	742,095	1	2,342	—	—	2,343
Stock-based compensation	—	—	9,414	—	—	9,414
Net unrealized gain on available-for-sale securities	—	—	—	29	—	29
Net loss	—	—	—	—	(39,062)	(39,062)
Balances at December 31, 2017	38,212,505	$38	$403,077	$289	$(452,007)	$(48,603)

See accompanying notes to the financial statements.

OncoMed Pharmaceuticals, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(39,062)	$(103,102)	$(85,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,710	1,764	1,643
Stock-based compensation	9,414	11,131	10,766
Changes in operating assets and liabilities:
Accounts receivable and other receivables	2,110	68,184	(70,657)
Income tax refund receivable	(1,098)	—	7,102
Prepaid and other current assets	786	782	(1,577)
Other assets	684	379	121
Accounts payable	(2,325)	(1,770)	2,212
Accrued liabilities and income tax payable	(4,572)	(3,115)	3,662
Accrued clinical liabilities	(17,420)	9,633	5,392
Deferred revenue	(36,045)	(21,272)	52,284
Deferred rent	848	450	(679)
Net cash used in operating activities	(84,970)	(36,936)	(75,138)
Investing activities
Purchases of property and equipment	(585)	(1,158)	(1,364)
Purchases of short-term investments	(127,376)	(207,283)	(128,806)
Maturities of short-term investments	185,211	178,738	213,836
Net cash provided by (used in) investing activities	57,250	(29,703)	83,666
Financing activities
Net proceeds from issuance of common stock under At-the-market Agreement	1,701	4,739	—
Net proceeds from issuance of common stock upon public offering	—	59,170	—
Proceeds from issuance of common stock related to the exercise of options and employee stock plan purchases	2,343	1,239	1,778
Net cash provided by financing activities	4,044	65,148	1,778
Net decrease in cash and cash equivalents	(23,676)	(1,491)	10,306
Cash and cash equivalents at beginning of year	36,953	38,444	28,138
Cash and cash equivalents at end of year	$13,277	$36,953	$38,444
Supplemental cash flow information:
Accrued liabilities for purchase of property and equipment	$173	$244	$—

See accompanying notes to the financial statements.

OncoMed Pharmaceuticals, Inc.

Notes to the Financial Statements

1. Organization

OncoMed Pharmaceuticals, Inc. (“OncoMed”, the “Company”, “us”, “we”, or “our”) is a clinical-stage biopharmaceutical company focused on discovering and developing novel therapeutics that address the fundamental biology driving cancer’s growth, resistance, recurrence and metastasis. The Company currently has three anti-cancer therapeutic candidates in clinical development. The Company is also pursuing discovery of additional novel approaches to cancer treatment, including new immuno-oncology therapeutic candidates. The Company’s operations are based in Redwood City, California and it operates in one segment.

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

Other Comprehensive Income

Other comprehensive income includes certain changes in equity from non-owner sources that are excluded from net income, specifically, unrealized gains and losses on available-for-sale investments and the related tax impact.

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

Impairment of Long-Lived Assets

The carrying value of long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2017, there have been no such impairment losses.

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

Customer Concentration

Customers whose collaboration revenue accounted for 10% or more of total revenues were as follows:

	Year Ended December 31,
	2017	2016	2015
GlaxoSmithKline LLC (“GSK”)	*	*	25%
Bayer Pharma AG (“Bayer”)	*	*	14%
Celgene Corporation (“Celgene”)	94%	87%	61%

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

Restructuring Charges

Restructuring charges consist of severance, other one-time benefits and other employee related charges. Liabilities for costs associated with a restructuring activity are measured at fair value and are recognized when the liability is incurred. One-time termination benefits are expensed at the date the Company notifies the employee, unless the employee will continue to provide future services, in which case the benefits are expensed ratably over the future service period.

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

Newly Adopted and Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended, becomes effective for Company in the first quarter of fiscal year 2018, which is when the Company will adopt the standard. ASU 2014-09 also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The core principle of ASU 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, has created the possibility that more judgment and estimates may be required within the revenue recognition process than required under existing U.S. generally accepted accounting pronouncements.

The Company will adopt ASU 2014-09 as of January 1, 2018, using the modified retrospective transition method. The Company is in the process of finalizing our assessment of the effect that the adoption of ASU 2014-09 will have on the Company’s agreement with Celgene. The Company’s performance obligations with respect to Celgene were not substantially complete at December 31, 2017. The Company has preliminarily concluded that the performance obligations primarily consist of research and development services. The Company is in the process of evaluating the option exercise rights. As of December 31, 2017, the Company has a deferred revenue balance of $143.8 million from the collaboration agreement the Company entered into with Celgene in December 2013. The amount and timing of the revenue recognized of this deferred balance may change upon adoption of ASU 2014-09.

The Company also performed an assessment of the impact of adopting ASU 2014-09 on its Bayer and GSK collaboration arrangements. As the GSK collaboration was terminated in its entirety on October 29, 2017, this arrangement is not subject to ASU 2014-09. For the Bayer collaboration, the Company has preliminarily concluded that the small molecule therapeutic program remaining as of December 31, 2017 is immaterial in the context of the collaboration agreement relative to the biologics therapeutic programs that terminated during 2017. The Company’s performance obligations under the small molecule therapeutic program with respect to Bayer were substantially complete at December 31, 2017, and any future receipts in the form of milestones or royalties are contingent upon the achievement of specified development, commercial and/or sales targets.  The Company preliminarily concluded that these future contingent receipts are constrained at December 31, 2017, because the Company could not conclude that it is probable that a significant reversal of any amount recognized will not occur until the uncertainty associated with these future events are subsequently resolved. The Company has preliminarily concluded that there is no transition adjustment to be recognized on January 1, 2018 for this agreement.

The estimates of the expected effects of our adoption of ASU 2014-09 represent management’s best estimates of the effects of adopting ASU 2014-09 at the time of the preparation of this Annual Report on Form 10-K. The actual, final quantitative effects of the adoption of ASU 2014-09 are subject to change from these estimates and such change may be significant, pending the completion of our assessment in the first quarter of 2018.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of employee share-based payment accounting, including income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows.  The Company adopted this guidance in the first quarter of 2017.  As a result of the adoption, the Company’s deferred tax asset increased by $3.9 million, with a corresponding increase to the valuation allowance. Accordingly there was no impact to the statement of operations or balance sheet.

3. Cash and Investments

The fair value of securities, not including cash at December 31, 2017 and 2016 were as follows (in thousands):

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$99	$—	$—	$99
U.S. treasury bills	89,525	289	—	89,814
Total	$89,624	$289	$—	$89,913
Classified as:
Cash equivalents				$99
Short-term investments				89,814
Total				$89,913

As of December 31, 2017, the Company had a total of $103.1 million in cash, cash equivalents and short-term investments, which includes $13.3 million in cash and cash equivalents and $89.8 million in short-term investments.

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. treasury bills	$147,360	$260	$—	$147,620
Total	$147,360	$260	$—	$147,620
Classified as:
Short-term investments				$147,620

As of December 31, 2016, the Company had a total of $184.6 million in cash and short-term investments, which includes $37.0 million in cash and $147.6 million in short-term investments.

All available-for-sale securities held as of December 31, 2017 and 2016 had contractual maturities of less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$99	$—	$—	$99
U.S. treasury bills	—	89,814	—	89,814
Total	$99	$89,814	$—	$89,913

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury bills	$—	$147,620	$—	$147,620
Total	$—	$147,620	$—	$147,620

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

5. Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2017	2016
Computer equipment and software	$1,935	$1,897
Furniture and fixtures	547	527
Laboratory equipment	11,720	11,452
Leasehold improvements	9,250	9,095
	23,452	22,971
Less accumulated depreciation and amortization	(20,177)	(18,500)
Property and equipment, net	$3,275	$4,471

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $1.7 million, $1.8 million and $1.6 million, respectively.

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Research and development related	$670	$3,143
Compensation related	2,733	4,922
Other	537	534
Total accrued liabilities	$3,940	$8,599

7. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory facilities in Redwood City, California under a lease agreement that was originally set to expire in January 2019 and included a lease extension option for two additional three-year terms. During the fourth quarter of 2016, the Company signed an amendment to the lease agreement to extend the lease term through May 2028 with an option to extend the lease for an additional three-year term.

The amendment to the lease agreement includes a 10-year cancelable lease agreement for additional office and laboratory space that expires in May 2028, subject to the Company’s three-year lease extension option described above.  The Company exercised its right to terminate the lease agreement for this additional space prior to September 2017. The exercise of such cancelation did not result in an economic penalty to the Company.

As of December 31, 2017, minimum annual rental payments under the Company’s non-cancelable operating lease agreement are as follows (in thousands):

Year ending December 31,
2018	$2,323
2019	2,406
2020	2,490
2021	2,577
2022	2,667
2023 and thereafter	16,143
Total minimum payments	$28,606

In prior years, the landlord provided the Company a tenant improvement allowance for a total of $7.3 million to complete the office and laboratory expansion. The Company recorded the tenant improvement allowance received as leasehold improvements under the property and equipment account and deferred rent liability on the accompanying balance sheets.

The operating lease agreement contains rent escalation provisions and tenant improvement allowances. The total rent obligation is being expensed ratably over the term of the agreement.  Rent expense for years ended December 31, 2017, 2016 and 2015, was $2.4 million, $1.6 million and $1.3 million, respectively.

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

8. License Agreement

In 2004, the Company assumed an exclusive, worldwide license agreement with the University of Michigan relating to the use of certain patents and technology relating to its cancer stem cell (“CSC”) technology for which an up-front fee of $10,000 had been paid and the Company issued 7,796 shares of its common stock. Pursuant to the agreement, the Company is obligated to make low single-digit royalty payments to the University of Michigan on net sales of its or its licensees’ products and processes covered under the agreement, pay an annual license maintenance fee, and reimburse the University of Michigan for costs of prosecution and maintenance of the licensed patents which reduces future royalty obligations. With respect to one family of licensed patent applications that does not relate to any of the Company’s lead therapeutic programs, the Company is also required to pay a tiered, single-digit percentage of any sublicense revenues, including any upfront or milestone payments, received from any sublicensees under such family of patents. Once the University of Michigan has received $10.0 million in royalties, the Company may at its option convert the license to a fully paid-up license provided the Company transfers additional shares of nonvoting common stock equal to 0.25% of the fully diluted shares then outstanding to the University of Michigan. The amounts incurred for patent legal costs amounted to $32,000, $69,000 and $65,000 for the years ended December 31, 2017, 2016 and 2015, respectively, all of which has been recorded as general and administrative expense in the statements of operations.

9. Collaborations

The Company has entered into three collaboration arrangements, each having multiple deliverables under which the Company received non-refundable upfront payments. For collaborations where the Company has determined that there is a single unit of accounting the Company recognizes revenue related to the upfront payments ratably over its estimated period of performance for each collaboration. Two of these collaboration agreements have since been entirely or substantially terminated.

The Company’s prior and current collaboration arrangements include contractual milestones, which relate to the achievement of pre-specified research, development, regulatory and commercialization events. The milestone events contained in the Company’s alliances coincide with the progression of the Company’s product candidates from research and development, to regulatory approval and through to commercialization. The process of successfully discovering a new product candidate, having it selected by the alliance partner for development, having it approved and ultimately sold for a profit is highly uncertain. As such, the milestone payments that the Company may earn from its collaborators involve a significant degree of risk to achieve.

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

Summary of Collaboration Related Revenue

The Company has recognized the following revenues from its prior and current collaboration agreements during the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Celgene:
Recognition of upfront payment	$35,588	$20,053	$13,055
Milestone revenue	—	—	2,520
Other revenue	409	1,780	320
Celgene total	35,997	21,833	15,895
Bayer:
Recognition of upfront payments	278	648	3,518
Other revenue	1,726	1,457	—
Bayer total	2,004	2,105	3,518
GSK:
Recognition of upfront payment	150	576	1,123
Milestone revenue	—	—	5,000
Other revenue	3	639	363
GSK total	153	1,215	6,486
Total collaboration related revenue	$38,154	$25,153	$25,899

Celgene Strategic Alliance

In December 2013, the Company entered into a Master Research and Collaboration Agreement (the “Agreement”) with Celgene pursuant to which the Company and Celgene will collaborate on research and development programs directed to the discovery and development of novel biologic therapeutic programs, and, if Celgene exercises an option to do so, the discovery, development and commercialization of certain novel small molecule therapeutic programs. This option for small molecule therapeutic programs expired unexercised on December 2, 2017.

The biologic therapeutic programs under the agreement include the demcizumab program, the navicixizumab program, the rosmantuzumab program, and the anti-TIGIT program. Celgene has options to obtain exclusive licenses to develop further and commercialize biologic therapeutics in these programs, which may be exercised during time periods specified in the agreement through the earlier of completion of certain clinical trials or the twelfth anniversary of the date of the agreement.  Celgene also had the right to designate up to two additional biologic therapeutic programs targeting the RSPO-LGR signaling pathway or an undisclosed pathway for inclusion in the collaboration, but this right expired on December 2, 2017.  Prior to the expiration of Celgene’s options under the Agreement, the Company will provide research and development services and the resultant data to Celgene for analysis in order for Celgene to determine whether or not to exercise its options.

Pursuant to the Agreement, the Company leads the discovery and development of each biologic therapeutic product prior to Celgene’s exercise of its option for the applicable program. With respect to the demcizumab program, the navicixizumab program, and the rosmantuzumab program, unless the Company elects not to exercise its co-development and co-commercialization right for a given program, following Celgene’s exercise of its option, the Company and Celgene will enter into an agreed form of co-development and co-commercialization agreement for such program. The Company will have the right to co-develop and to co-commercialize products arising out of such program in the United States, and Celgene will have the exclusive right to develop and commercialize products arising out of such program outside of the United States. The Company’s involvement in co-commercialization will include participation in specified promotion activities by means of a dedicated sales force of up to half of the overall sales force for the applicable program products, as well as marketing and other commercial activities, with Celgene recording all product sales. The Company will also bear a one-third share of all development costs, with Celgene bearing the remaining two-thirds. However, for the anti-TIGIT program, and any program for which the Company elects not to co-develop and co-commercialize products arising from such program, the Company and Celgene will instead enter into an agreed form of a license agreement, pursuant to which Celgene retains all rights to develop further and commercialize biologic therapeutic products arising from such program on a worldwide basis, with certain support for development from the Company. The Company may elect not to co-develop and co-commercialize any products arising under the demcizumab program, the navicixizumab program, or the rosmantuzumab program at any time, either prior to or following Celgene’s option exercise, with the exception of a defined period of time near commercial launch of a product under a program. If the Company opts out of its co-development and co-commercialization rights with respect to a program, Celgene will have the exclusive right to develop and commercialize products arising out of such program, at Celgene’s expense. On June 29, 2017, Celgene informed the Company that Celgene does not intend to exercise its option for the demcizumab program. On January 4, 2018, the Company reported that its clinical experience to date in treating patients in its Phase Ia/b clinical trial of rosmantuzumab failed to provide compelling evidence of clinical benefit. The Company is currently discussing next steps for the program with Celgene.

Under the terms of the Agreement, the Company received an upfront cash payment of $155.0 million. In addition, Celgene purchased 1,470,588 shares of the Company’s common stock at a price of $15.13 per share, resulting in gross proceeds of $22.2 million. The price paid by Celgene for the common stock represented a premium over the closing price of the Company’s common stock on the date of the Agreement. The Company accounted for the $1.7 million premium as additional consideration under the Agreement and the common stock was recorded at its fair market value of $20.5 million. The Company is also eligible to receive opt-in payments upon Celgene’s exercise of the option for each biologic therapeutic program. The collaboration also includes milestone payments for achievement of specified development, regulatory and commercial milestones, paid on a per-product and per-program basis. The payments for option exercise, program designation and achievement of development, regulatory and commercial milestones may total up to (1) $505.0 million for products in the navicixizumab program, including a $25.0 million opt-in payment, (2) approximately $442.8 million for products in the rosmantuzumab program, including an approximately $37.8 million opt-in payment, and (3) $440.0 million for products in the anti-TIGIT program, including a $35.0 million opt-in payment.

For the navicixizumab program and the rosmantuzumab program, if the Company chooses to co-develop and co-commercialize biologic therapeutic products in the United States, the Company is also entitled to share 50% of all product profits and losses in the United States. For such programs outside the United States, the Company is eligible to receive tiered royalties equal to a percentage of net product sales outside of the United States. For the anti-TIGIT program, and for the navicixizumab program and/or the rosmantuzumab program if the Company elects not to co-develop or co-commercialize biologic therapeutic products under such program, Celgene is required to pay the Company tiered royalties equal to a percentage of net product sales worldwide, with such royalties being increased where the Company had the right to co-develop and co-commercialize such biologic therapeutic products under such program but elected not to do so. The Company is responsible for funding all research and development activities for biologic therapeutics under the collaboration prior to Celgene’s exercise of the option for such program.

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

Additionally, as a result of the uncertain outcome of the discovery, research and development activities, the Company is at risk with regard to whether Celgene will exercise the options. Accordingly, the options are not considered deliverables at the inception of the arrangement and the associated opt-in payments are not included in allocable arrangement consideration. The Company identified the initial arrangement consideration to be approximately $156.7 million, comprised of the $155.0 million upfront cash payment and $1.7 million stock premium, and was recognized as deferred revenue and amortized to collaboration revenue on a straight-line basis over the estimated period of performance of 12 years. Due to the uncertain timeline associated with the deliverables at the outset of the Agreement, the Company initially determined it will use 12 years as the estimated period of performance, which is the maximum period under the Agreement for Celgene to exercise its options.

In November 2014 and December 2015, the Company received designation notices from Celgene relating to the rosmantuzumab program and the anti-TIGIT program, respectively. Each designation triggered a $2.5 million payment due to the Company from Celgene under the collaboration agreement, and these payments were recognized as collaboration revenue in the period the Company received the designation notice from Celgene.

In December 2015, the Company achieved a safety milestone related to the demcizumab program. The milestone achievement was based on analysis of then-available data from the Company’s Phase Ib clinical trial of demcizumab and blinded interim safety data from the Phase II clinical trials of demcizumab.  This milestone achievement triggered a $70.0 million payment which was considered a non-substantive milestone and, as such, was recorded as deferred revenue and amortized to collaboration revenue ratably over the Company’s estimated period of performance.

During the fourth quarter of 2017, following the discontinuation of further development of the demcizumab program in April 2017, the notification from Celgene on June 29, 2017 that it does not intend to exercise its option for demcizumab, and the expiration of Celgene’s right to designate up to two additional biological therapeutic programs targeting the RSPO-LGR signaling pathway or an undisclosed pathway for inclusion in the collaboration on December 2, 2017, the Company evaluated the development program status of the product candidates under the collaboration agreement with Celgene and determined that the clinical data it has obtained to date support a change in the estimated period of performance. As a result, the Company revised its estimate of the remaining period of performance to 2 years. The change in the estimated period of performance resulted in an increase in revenue of $15.5 million in 2017, an increase in short-term deferred revenue with a corresponding decrease in long-term deferred revenue of $62.2 million as of December 31, 2017 and decrease in net loss per common share, basic and diluted, of $0.41 per share for the year ended December 31, 2017. The Company will reevaluate the estimated performance period at each reporting period.

As of December 31, 2017, the Company was eligible to receive in its collaboration with Celgene up to approximately $97.8 million of contingent consideration if Celgene exercises its options for all of the navicixizumab program, the rosmantuzumab program, and the anti-TIGIT program. If Celgene successfully develops and commercializes all of navicixizumab, rosmantuzumab, and anti-TIGIT, the Company could receive additional contingent consideration of up to approximately $1.3 billion for the achievement of specified development, regulatory, and commercial milestones. As all contingent consideration is based solely on the performance of Celgene, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the Agreement.

Bayer Strategic Alliance

On June 15, 2010, the Company entered into a Collaboration and Option Agreement with Bayer. The agreement sets forth an alliance to discover, develop and market novel biologic and small molecule therapeutics affecting targets within the Wnt signaling pathway. Effective June 16, 2017, Bayer terminated all biologic therapeutic programs under the collaboration.

The Company received an upfront payment of $40.0 million upon execution of the collaboration agreement in 2010 and a $5.0 million milestone payment in 2012 that was not considered substantive. The Company recognized the payments as deferred revenue, which was amortized to revenue on a ratable basis over the estimated period of performance through the second quarter of 2017.

Under the collaboration, the Company and Bayer agreed to jointly conduct research to discover potential new small molecule therapeutics targeting the Wnt pathway.  Bayer may, within a specified time period, elect to advance such small molecule therapeutics into further development, and obtain an exclusive license to commercialize such therapeutics.  Bayer leads discovery, development, and commercialization of such small molecule therapeutics.

The Company is eligible to receive up to $17.0 million in development milestone payments for each small molecule candidates. If Bayer successfully develops and commercializes small molecule candidates for more than one indication, the Company could receive contingent consideration payments for each small molecule candidate of up to $15.0 million for the achievement of regulatory events and up to $70.0 million upon the achievement of specified future product sales. As all contingent consideration is based solely on the performance of Bayer, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the agreement with Bayer.

GSK Strategic Alliance

On December 7, 2007, the Company entered into a Collaboration and Option Agreement with GSK. The agreement was formed to discover, develop and market novel antibody therapeutics to target CSCs. The agreement gave GSK the option to obtain an exclusive license for certain product candidates targeting the Notch signaling pathway. Effective October 28, 2017, GSK terminated the agreement in its entirety.

In 2007, the Company received an initial payment of $35.0 million, with half in the form of an equity investment by GSK in the Company’s Series B-2 convertible preferred stock and the other half as an up-front cash payment which was initially recorded as deferred revenue. The 1,441,396 shares of Series B-2 convertible preferred stock sold by the Company to GSK were issued at a premium of $4.3 million above the estimated fair value of convertible preferred stock at the time of issuance. This premium was considered an additional up-front payment and was added to the $17.5 million deferred revenue and was amortized to revenue on a ratable basis over the estimated period of performance up to the first quarter of 2017.

The Company was eligible to earn milestone payments in connection with research and development activities, and contingent consideration in connection with further development, regulatory approval and commercialization activities. In addition, the Company was eligible to earn royalty payments on all future collaboration product sales, if any.  As a result of GSK’s termination of the collaboration agreement, the Company is no longer eligible to receive any payments under the terminated agreement.

10. Lonza Sales AG Agreement

In August 2012, the Company entered into a multi-product license agreement with Lonza Sales AG (“Lonza”). This agreement relates to the process development and manufacturing of the Company’s biologics portfolio with Lonza. Under the multi-product license agreement, the Company receives licenses to utilize Lonza’s glutamine synthetase gene expression system and related technologies for commercial production of the Company’s product candidates. Under this license agreement, the Company paid an upfront payment of $488,000 which was recorded to research and development expense during 2012 and is obligated to pay Lonza certain payments up to £200,000 (approximately $270,000) per licensed product on achievement of specified milestones, and royalties up to the very low single digits on sales of its licensed products. There has been no further payment made by the Company to Lonza pursuant to the license agreement for the years ended December 31, 2017, 2016 and 2015.

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

11. Stockholder’s Equity

Stock Incentive Plans

2004 Plan

The Company granted options under its 2004 Stock Incentive Plan (the “2004 Plan”) until July 2013 when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding under the 2004 Plan. The 2004 Plan provided for the award of restricted shares, grants of incentive and nonstatutory stock options, and sales of shares of the Company’s common stock. Awards can be made to employees, outside directors, and consultants of the Company. Stock options granted generally vest over a period of five years from the date of grant, with 20% of the total grant vesting on the first anniversary of the option vesting commencement date and 1/48 of the remaining grant vesting each month thereafter. Restricted stock issuances and early exercise of stock options were subject to the Company’s right of repurchase at the original issuance price, which right lapses over the vesting period of the stock. In connection with the Board of Directors’ and stockholders’ approval of the 2013 Plan, all remaining shares available for future award under the 2004 Plan were transferred to 2013 Plan, and the 2004 Plan was terminated as to future awards.

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

As of December 31, 2017, a total of 5,823,879 shares of common stock have been authorized under the 2013 Plan. As of December 31, 2017, a total of 4,892,862 shares are subject to options and restricted stock units (“RSUs”) outstanding under the 2013 Plan. There are 1,203,813 shares subject to options outstanding under the 2004 Plan as of December 31, 2017, which will become available for issuance under the 2013 Plan to the extent the options are forfeited or lapse unexercised without issuance of such shares under the 2004 Plan. On January 1, 2018, an additional 1,500,000 shares of the Company’s common stock became available for future issuance as a result of the annual increase provision in the 2013 Plan.

Shares Reserved for Future Issuances

The following table summarizes the Company’s common stock reserved for future issuance (in thousands):

December 31, 2017
Outstanding stock options and RSUs	6,097
Reserved for future equity award grants	606
Reserved for future ESPP issuances	1,206
Total common stock reserved for future issuances	7,909

Stock Options

The following table summarizes the stock option activity for the year ended December 31, 2017 (in thousands, except exercise prices and contractual life):

	Stock Option Outstanding
	Number of shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balances at December 31, 2016	4,324	$13.95	5.6	$6,302
Granted	2,376	5.44
Exercised	(411)	4.15
Forfeited	(1,072)	14.70
Balances at December 31, 2017	5,217	$10.70	5.6	$913
Options vested and expected to vest— December 31, 2017	5,217	$10.70	5.6	$913
Options exercisable— December 31, 2017	2,943	$12.25	4.1	$603

The total fair value of options vested were $7.1 million, $9.2 million and $6.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. The aggregate intrinsic value of options exercised were $1.4 million, $0.8 million and $4.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. The aggregate intrinsic value of stock options outstanding was $0.9 million as of December 31, 2017, which represents the value of the Company’s closing stock price as of December 31, 2017 in excess of the weighted-average exercise price multiplied by the number of options outstanding.

The weighted-average grant date estimated fair value of all options granted were $3.66, $8.23 and $12.99 per share during the years ended December 31, 2017, 2016 and 2015, respectively.

Restricted Stock Units

The following table summarizes the RSU activity for the year ended December 31, 2017 (in thousands, except grant date fair value and contractual life):

	Restricted Stock Units Outstanding
	Number of shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balances at December 31, 2016	576	$17.66	1.5	$4,439
Awarded	831	3.96
Released	(242)	26.30
Forfeited	(285)	8.45
Balances at December 31, 2017	880	$5.33	1.3	$3,606

The total fair value of RSUs vested was $6.4 million and $2.2 million for the years ended December 31, 2017 and 2016, respectively. There were no RSUs vested in 2015. The aggregate intrinsic value of the non-vested RSUs was $3.6 million as of December 31, 2017.

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

As of December 31, 2017, a total of 1,543,620 shares of common stock have been authorized and 1,205,870 shares of common stock are available for future issuance under the Company’s ESPP. On January 1, 2018, an additional 350,000 shares of the Company’s common stock became available for future issuance as a result of the annual increase provision in the ESPP plan.

During the years ended December 31, 2017, 2016 and 2015, employees purchased an aggregate of 88,982 shares, 111,633 shares and 71,226 shares under the Company’s ESPP, respectively, at a weighted-average price per share of $7.16, $8.21 and $16.58, respectively.  During the years ended December 31, 2017, 2016 and 2015, the weighted-average fair value per share granted under the Company’s ESPP were $3.39, $5.06 and $7.00, respectively.

Stock-Based Compensation

Employee stock-based compensation expense was calculated based on awards expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$4,886	$5,892	$6,113
General and administrative	4,522	5,239	4,653
Restructuring charges	6	—	—
Total	$9,414	$11,131	$10,766

As of December 31, 2017, the Company had $11.2 million, $3.5 million and $21,000 of unrecognized compensation expense related to unvested stock options, RSUs and ESPP, respectively, which are expected to be recognized over an estimated weighted-average period of 2.8 years, 1.9 years and 0.2 years, respectively.

Fair Value Disclosures

The fair value of stock options granted and purchases under the Company’s ESPP is estimated using the Black-Scholes option pricing model.

The fair value of stock options granted was estimated as of the grant date using the following assumptions:

	Year Ended December 31,
	2017	2016	2015
Weighted-average volatility	75.8%	71.9%	62.6%
Weighted-average expected term (years)	6.2	5.8	6.2
Risk-free interest rate	2.2%	1.5%	2.1%
Expected dividend yield	—	—	—

The fair value of stock purchase rights granted under the Company’s ESPP was estimated using the following assumptions:

	Year Ended December 31,
	2017	2016	2015
Weighted-average volatility	54.0%–93.7%	45.4%–104.5%	51.1%–72.5%
Weighted-average expected term (years)	0.5	0.5	0.5
Risk-free interest rate	0.47%–1.10%	0.26%–0.50%	0.05%–0.08%
Expected dividend yield	—	—	—

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

For the years ended December 31, 2017 and 2016, the Company sold 355,821 and 388,166 shares, respectively, under the ATM Agreement at a weighted average price per share of $4.93 and $12.59, respectively.  For the years ended December 31, 2017 and 2016, the Company received net proceeds of $1.7 million and $4.7 million, net of offering costs, respectively.

Public Offering of Common Stock

On August 23, 2016, the Company closed the sale of an aggregate of 6,325,000 shares of its common stock, at a public offering price of $10.00 per share. The shares were issued pursuant to a prospectus supplement filed with the SEC on August 17, 2016, and related prospectus, pursuant to the Company’s shelf registration statement on Form S-3 filed on June 12, 2015. The Company received net offering proceeds of approximately $59.2 million, net of underwriting discounts and commissions and offering costs.

12. Restructuring Charges

On April 24, 2017, the Company’s Board of Directors approved a restructuring plan to reduce operating costs and better align its workforce with the needs of its business following the Company’s announcements that its Phase II “YOSEMITE” clinical trial of demcizumab did not meet its primary endpoint and would be discontinued, its Phase II “PINNACLE” clinical trial of tarextumab did not meet its endpoints, its partner Bayer had decided not to exercise its option to license vantictumab and ipafricept, and enrollment would be discontinued in the Phase Ib clinical trial of brontictuzumab. Under the restructuring plan the Company is reducing its workforce by 60 employees (or 48%) to 64 employees, based on the number of employees employed by the Company as of April 24, 2017. As of December 31, 2017, 59 of the affected employees had been terminated, and the remaining one employee will be terminated by August 31, 2018. As a result, the Company incurred $2.5 million in restructuring charges consisting of one-time severance payments and other employee related costs, and other charges during the year ended December 31, 2017, of which a majority was paid out in cash during the second quarter of 2017. Restructuring charges are included in operating expense in the statement of operations. The restructuring reserve of $37,000 is included in accrued liabilities on the balance sheet as of December 31, 2017, and is expected to be fully paid by the third quarter of 2018.

13. Income Taxes

For the year ended December 31, 2017, the Company recorded an income tax benefit of $1.1 million due to an Alternative Minimum Tax (“AMT”) refundable credit as a result of the Tax Cuts and Jobs Act (“Tax Act”), enacted on December 22, 2017. For the years ended December 31, 2016 and 2015, the Company recorded an income tax provision of $14,000 and $20,000, respectively, due to interest on uncertain tax positions.

Loss before income taxes for the years ended December 31, 2017, 2016 and 2015 was from the United States.

The components of the income tax provision (benefit) are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(1,084)	$13	$19
State	1	1	1
Total	(1,083)	14	20
Deferred:
Federal	—	—	—
State	—	—	—
Total	—	—	—
Income tax provision (benefit)	$(1,083)	$14	$20

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Tax at statutory federal rate	35%	35%	35%
State tax—net of federal benefit	1%	1%	3%
Tax credits	12%	8%	9%
Stock compensation	(7)%	(2)%	(1)%
Change in valuation allowance	90%	(42%)	(46%)
Impact of corporate rate change on deferred taxes	(129)%	—	—
Other	1%	—	—
Income tax (provision) benefit	3%	—%	—%

Net deferred tax assets as of December 31, 2017 and 2016 consist of the following (in thousands):

	Year Ended December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$54,931	$58,760
Accruals	643	3,520
Tax credit carryovers	63,406	53,047
Deferred revenue	30,259	63,006
Other	3,643	6,668
Gross deferred tax assets	152,882	185,001
Deferred tax liability	—	—
Valuation allowance	(152,882)	(185,001)
Net deferred tax assets	$—	$—

The valuation allowance decreased by $32.1 million and increased by $42.9 million for the year ended December 31, 2017 and 2016, respectively. The tax benefit of deductible temporary differences or carryforwards is recorded as a deferred tax asset to the extent that management assesses the realization is “more likely than not.” Future realization of the tax benefit ultimately depends on the existence of sufficient taxable income within the period available under the tax law. At December 31, 2017 and 2016, the Company has set up valuation allowances against all federal and state deferred tax assets because based on all available evidence, these deferred tax assets are not more likely than not to be realizable.

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a partially territorial system, and the repeal of corporate AMT. The Company has calculated its best estimate of the impact of the Tax Act in accordance with its understanding of the Tax Act and guidance available as of the date of this filing. As a result, the Company recorded $1.1 million as income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. The tax rate decrease resulted in a reduction of $51.7 million in our deferred tax assets, and a corresponding decrease of the same amount in the valuation allowance against these deferred tax assets, as substantially all of the Company’s deferred tax assets, net of deferred tax liabilities, are subject to a full valuation allowance.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, the Company has determined that the adjustment to deferred taxes was a provisional amount and a reasonable estimate at December 31, 2017. The Company does not expect any impact on recorded deferred tax balances as the remeasurement of net deferred tax assets will be offset by a change in valuation allowance. The Company is analyzing certain aspects of the Tax Act which could potentially affect the remeasurement of the net deferred tax assets.

At December 31, 2017, the Company had federal and state net operating loss carryforwards aggregating approximately $229.3 million and $97.0 million, respectively. These federal and California net operating loss carryforwards will begin to expire in 2023 and 2018, respectively, if not utilized. At December 31, 2017, the Company also had federal and California research and development credit carryforwards aggregating approximately $23.3 million and $18.8 million, respectively. The federal credits will expire in 2025, if not utilized. California research and development credits have no expiration date. At December 31, 2017, the Company also had federal orphan drug credit and AMT carryforwards of approximately $39.3 million and $1.5 million, respectively. The federal orphan drug credits will begin to expire in 2034, if not utilized.

As part of the Tax Act, the corporate AMT was repealed. AMT credit is fully refundable by 2022. The company has a receivable of approximately $1.1 million for the expected refund.

Utilization of the net operating loss and tax credits carryforwards may be limited by “ownership change” rules, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. This annual limitation may result in the expiration of the net operating losses and credits before utilization. The Company has performed an analysis to determine whether an “ownership change” has occurred from inception to December 31, 2017. Based on this analysis, management has determined that $0.7 million in federal and $0.7 million in California net operating losses generated during that period will expire without being used.

The Company recognizes the financial statements effects of a tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination.

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	December 31,
	2017	2016	2015
Balance at beginning of year	$14,260	$10,022	$5,434
Increase related to current year tax provision	2,398	4,238	4,668
Increase related to prior year tax provision	—	—	10
Decrease related to prior year tax provision	—	—	(90)
Balance at end of year	$16,658	$14,260	$10,022

The unrecognized tax benefits, if recognized and in absence of full valuation allowance, would impact the income tax provision by $15.9 million and $13.1 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017, the Company does not believe that it is reasonably possible that its unrecognized tax benefits would significantly change in the following 12 months.

The Company has elected to include interest and penalties as a component of tax expense. The Company accrued approximately $15,000 and $14,000 of interest and penalties during 2017 and 2016, respectively. As of December 31, 2017 and 2016, the Company had recognized a liability for interest and penalties of approximately $86,000 and $71,000, respectively.

The Company files federal and state income tax returns in the U.S. and California. Tax years from 2004 forward remain open to examination due to the carryover of net operating losses and other tax attributes.

14. Net Loss per Common Share

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive (in thousands):

	Year Ended December 31,
	2017	2016	2015
Options to purchase common stock	5,217	4,325	4,408
RSUs	880	576	286
	6,097	4,901	4,694

15. Selected Quarterly Financial Data (Unaudited)

Selected quarterly results from operations for the years ended December 31, 2017 and 2016 are as follows (in thousands, except per share amounts):

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenue	$6,213	$6,195	$5,106	$20,640
Operating expenses	28,971	21,630	16,131	12,395
Net income (loss)	(22,608)	(15,225)	(10,692)	9,463
Basic and diluted net income (loss) per common share	(0.61)	(0.40)	(0.28)	0.25

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenue	$6,350	$6,665	$5,919	$6,219
Operating expenses	33,597	34,481	31,854	28,608
Net loss	(27,213)	(27,691)	(25,864)	(22,334)
Basic and diluted net loss per common share	(0.90)	(0.91)	(0.77)	(0.60)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our principal executive and financial officers, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B.	Other Information

On February 26, 2018, our board of directors approved the appointment of Perry Karsen, at that time the chairman of our board of directors, as Executive Chairman, effective January 3, 2018. In addition to his existing compensation under our non-employee director compensation policy, as Executive Chairman Mr. Karsen will receive a monthly retainer of $25,000 (or $30,000 for any month in which Mr. Karsen provides more than 85 hours of service). In connection with this appointment, Mr. Karsen was granted an option to purchase 120,000 shares of our common stock at an exercise price of $2.29 per share and 48,000 restricted stock units (RSUs), in each case vesting monthly over six months from January 3, 2018, subject to Mr. Karsen’s continued service as Executive Chairman through each vesting date, as well as 22,000 RSUs, which were fully vested at grant.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2018 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2017, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

The following documents are filed as part of this report:

1. Financial Statements

See Index to Financial Statements at Item 8 herein.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Date	Number		Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	07/23/2013	3.1

3.2	Amended and Restated Bylaws	8-K	07/23/2013	3.2

4.1	Form of Common Stock Certificate	S-1/A	07/03/2013	4.1

4.2(A)	Amended and Restated Investor Rights Agreement, dated October 7, 2008, by and among the registrant and certain stockholders	S-1	05/11/2012	4.4	(A)

4.2(B)	Amendment and Consent, dated September 16, 2010, by and among the registrant and certain stockholders	S-1	05/11/2012	4.4	(B)

4.3	Registration Rights Agreement, dated as of December 2, 2013, by and between the registrant and Celgene Corporation	8-K	12/03/2013	4.1

10.1(A)†	Collaboration and Option Agreement, dated June 15, 2010, by and between the registrant and Bayer Schering Pharma AG	S-1/A	07/05/2012	10.2

10.1(B)†	Amendment 1 to the Collaboration and Option Agreement, dated August 1, 2012, by and between the registrant and Bayer Schering Pharma AG	S-1/A	10/25/2012	10.2	(B)

10.1(C)†	Amendment 2 to the Collaboration and Option Agreement, dated August 27, 2013, by and between the registrant and Bayer Schering Pharma AG	10-Q	11/13/2013	10.9

10.1(D)	Amendment 3 to the Collaboration and Option Agreement, dated November 4, 2015, by and between the registrant and Bayer Pharma AG	10-K	03/10/2016	10.2	(D)

10.1(E)†	Amendment 4 to the Collaboration and Option Agreement, dated July 21, 2016, by and between the registrant and Bayer Pharma AG	10-Q	11/01/2016	10.1

10.1(F)*	Amendment 5 to the Collaboration and Option Agreement, dated December 15, 2016, by and between the registrant and Bayer Pharma AG	10-K	03/09/2017	10.2	(F)

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Date	Number		Herewith
10.2(A)†	License Agreement, dated January 5, 2001, by and between the registrant (as successor in interest to Cancer Stem Cell Genomics, Inc.) and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(A)

10.2(B)†	Amendment Number 1 to License Agreement, dated July 21, 2004, by and between the registrant (as successor in interest to Cancer Stem Cell Genomics, Inc.) and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(B)

10.2(C)†	Amendment Number 2 to License Agreement, dated August 13, 2004, by and between the registrant and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(C)

10.2(D)	Amendment No. 3 to License Agreement, dated March 31, 2005, by and between the registrant and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(D)

10.2(E)	Amendment No. 4 to License Agreement, dated December 12, 2005, by and between the registrant and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(E)

10.2(F)†	Amendment No. 5 to License Agreement, dated March 12, 2007, by and between the registrant and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(F)

10.2(G)	Amendment No. 6 to License Agreement, dated October 6, 2008, by and between the registrant and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(G)

10.2(H)	Letter, dated September 4, 2008, from the University of Michigan to the registrant regarding the License Agreement	S-1	05/11/2012	10.4	(H)

10.2(I)†	Memorandum of Understanding, dated May 8, 2009, by and between the registrant and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(I)

10.3(A)	Lease, dated May 30, 2006, by and between the registrant and Slough Redwood City, LLC	S-1	05/11/2012	10.5	(A)

10.3(B)	First Amendment to Lease, dated November , 2006, by and between the registrant and Slough Redwood City, LLC	S-1	05/11/2012	10.5	(B)

10.3(C)	Second Amendment to Office Lease, dated December 22, 2010, by and between the registrant and HCP LS Redwood City, LLC	S-1	05/11/2012	10.5	(C)

10.3(D)	Third Amendment to Lease, dated November 11, 2016, by and between the registrant and HCP LS Redwood City, LLC	10-K	03/09/2017	10.5	(D)

10.4(A)#	2004 Stock Incentive Plan, as amended	S-1	05/11/2012	10.6	(A)

10.4(B)#	Form of Stock Option Agreement under 2004 Stock Incentive Plan	S-1	05/11/2012	10.6	(B)

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Date	Number		Herewith
10.5(A)#	2013 Equity Incentive Award Plan	S-1/A	07/08/2013	10.7

10.5(B)#	Form of Stock Option Agreement under 2013 Equity Incentive Award Plan	S-1/A	07/03/2013	10.7	(B)

10.5(C)#	Form of Restricted Stock Unit Award Agreement under the OncoMed Pharmaceuticals, Inc. 2013 Equity Incentive Award Plan	S-8	03/28/2014	10.3

10.6#	Employee Stock Purchase Plan	S-1/A	07/03/2013	10.8

10.7#	Offer Letter, dated November 12, 2005, by and between the registrant and Paul Hastings	S-1	05/11/2012	10.9

10.7(B)#	Amendment to Employment Agreement, dated July 2, 2013, by and between the registrant and Paul Hastings	S-1/A	07/03/2013	10.9	(B)

10.7(C)#	Letter Agreement re: Change in Control and Severance Agreement, dated October 12, 2015, by and between the registrant and Paul Hastings	10-K	03/10/2016	10.9	(C)

10.7(D)#	Letter Agreement re: Your Resignation of Employment and Board Positions, dated January 1, 2018, by and between the registrant and Paul Hastings					X

10.8#	Offer Letter, dated May 27, 2004, by and between the registrant (as successor in interest to Cancer Stem Cell Genomics, Inc.) and John A. Lewicki	S-1	05/11/2012	10.10

10.9#	Offer Letter, dated June 18, 2009, by and between the registrant and Sunil Patel	S-1	05/11/2012	10.12

10.10#	Offer Letter, dated September 27, 2004, by and between the registrant and Austin Gurney	S-1	05/11/2012	10.14

10.11#	Form of Indemnity Agreement for directors and officers	S-1/A	07/03/2012	10.16

10.12#	Amended and Restated Form of Change in Control and Severance Agreement for officers	10-K	03/10/2016	10.16

10.13#	Form of Retention Bonus Agreement for officers					X

10.14#	Offer Letter, dated April 24, 2008, by and between the registrant and Alicia J. Hager	S-1/A	06/15/2012	10.19

10.15(A)†	Multi-Product License Agreement, dated August 22, 2012, by and between the registrant and Lonza Sales AG	S-1/A	10/25/2012	10.21

10.15(B) †	Amendment No. 1 to the Multi-Product License Agreement, dated January 22, 2014, by and between the registrant and Lonza Sales AG	10-K	03/12/2015	10.20	(B)

10.15(C) †	Amendment No. 2 to the Multi-Product License Agreement, dated July 23, 2015, by and between the Registrant and Lonza Sales AG	10-Q	11/05/2015	10.1

10.16	Non-Employee Director Compensation Policy, adopted August 28, 2013, as amended October 14, 2013, February 28, 2014 and June 24, 2015	10-Q	08/10/2015	10.1

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.17†	Master Research and Collaboration Agreement, by and between the registrant and Celgene Corporation	10-K	03/18/2014	10.23

10.18	Securities Purchase Agreement, dated as of December 2, 2013, by and between the registrant and Celgene Corporation	8-K	12/03/2013	10.1

23.1	Consent of Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
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

ONCOMED PHARMACEUTICALS, INC.

By:	/s/ John Lewicki
John Lewicki, Ph.D.
President (principal executive officer)

Date: March 8, 2018

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints John Lewicki and Yvonne Li, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Lewicki	President (principal executive officer)	March 8, 2018
John Lewicki, Ph.D.

/s/ Sunil Patel	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 8, 2018
Sunil Patel

/s/Perry Karsen	Executive Chairman	March 8, 2018
Perry Karsen

/s/ Jack W. Lasersohn	Director	March 8, 2018
Jack W. Lasersohn, J.D.

/s/ Laurence Lasky	Director	March 8, 2018
Laurence Lasky, Ph.D.

/s/ Deepa R. Pakianathan	Director	March 8, 2018
Deepa R. Pakianathan, Ph.D.

/s/ Denise Scots-Knight	Director	March 8, 2018
Denise Scots-Knight, Ph.D.

/s/ Jonathan D. Root	Director	March 8, 2018
Jonathan D. Root, M.D.

/s/ Rick E Winningham	Director	March 8, 2018
Rick E Winningham

/s/ Michael S. Wyzga	Director	March 8, 2018
Michael S. Wyzga