Form 10-Q
period 2018-03-31
OncoMed Pharmaceuticals Inc
filed 2018-05-08
CIK 1302573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 7, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 38,431,086.

ONCOMED PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OncoMed Pharmaceuticals, Inc.

Condensed Balance Sheets
(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
		(Note 2)
Assets
Current assets:
Cash and cash equivalents	$14,125	$13,277
Short-term investments	74,299	89,814
Accounts receivable and other receivables	258	405
Prepaid and other current assets	1,669	1,709
Total current assets	90,351	105,205
Property and equipment, net	2,934	3,275
Other assets	1,846	1,842
Total assets	$95,131	$110,322
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$704	$2,565
Accrued liabilities	2,956	3,940
Accrued clinical liabilities	3,286	4,434
Current portion of deferred revenue	27,919	82,193
Total current liabilities	34,865	93,132
Deferred revenue, less current portion	9,748	61,645
Deferred rent, less current portion	3,800	3,765
Non-current income tax payable	386	383
Total liabilities	48,799	158,925
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2018 and December 31, 2017; no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized at March 31, 2018 and December 31, 2017; 38,259,662 shares and 38,212,505 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	38	38
Additional paid-in capital	405,397	403,077
Accumulated other comprehensive income	156	289
Accumulated deficit	(359,259)	(452,007)
Total stockholders’ equity (deficit)	46,332	(48,603)
Total liabilities and stockholders' equity (deficit)	$95,131	$110,322

See accompanying notes to the condensed financial statements.

OncoMed Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue:
Collaboration revenue	$7,849	$5,302
Other revenue	—	911
Total revenue	7,849	6,213
Operating expenses:
Research and development	8,387	23,987
General and administrative	5,394	4,984
Total operating expenses	13,781	28,971
Loss from operations	(5,932)	(22,758)
Interest and other income, net	363	154
Loss before provision for income taxes	(5,569)	(22,604)
Provision for income taxes	5	4
Net loss	$(5,574)	$(22,608)
Net loss per common share, basic and diluted	$(0.15)	$(0.61)
Shares used to compute net loss per common share, basic and diluted	38,243,427	37,271,023

See accompanying notes to the condensed financial statements.

OncoMed Pharmaceuticals, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(5,574)	$(22,608)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(133)	8
Total comprehensive loss	$(5,707)	$(22,600)

See accompanying notes to the condensed financial statements.

OncoMed Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(5,574)	$(22,608)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	423	428
Stock-based compensation	2,278	3,123
Changes in operating assets and liabilities:
Accounts receivable and other receivables	147	863
Prepaid and other current assets	40	(708)
Other assets	(4)	444
Accounts payable	(1,861)	(980)
Accrued liabilities	(888)	(1,663)
Accrued clinical liabilities	(1,148)	(3,146)
Deferred revenue	(7,849)	(5,331)
Deferred rent	34	600
Net cash used in operating activities	(14,402)	(28,978)
Investing activities
Purchases of property and equipment	(172)	(400)
Purchases of short-term investments	(54,270)	(9,967)
Maturities of short-term investments	69,651	39,854
Net cash provided by investing activities	15,209	29,487
Financing activities
Proceeds from issuance of common stock related to the exercise of options and employee stock plan purchases	41	1,733
Net cash provided by financing activities	41	1,733
Net increase in cash and cash equivalents	848	2,242
Cash and cash equivalents at beginning of period	13,277	36,953
Cash and cash equivalents at end of period	$14,125	$39,195
Supplemental cash flow information:
Accrued liabilities for purchase of property and equipment	$82	$30

See accompanying notes to the condensed financial statements.

OncoMed Pharmaceuticals, Inc.

Notes to the Unaudited Condensed Financial Statements

1. Organization

OncoMed Pharmaceuticals, Inc. (“OncoMed”, the “Company”, “us”, “we”, or “our”) is a clinical-stage biopharmaceutical company focused on discovering and developing novel therapeutics that address the fundamental biology driving cancer’s growth, resistance, recurrence and metastasis. The Company currently has three anti-cancer therapeutic candidates in active clinical development. The Company is also pursuing discovery of additional novel approaches to cancer treatment, including new immuno-oncology therapeutic candidates. The Company’s operations are based in Redwood City, California and it operates in one segment.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any subsequent interim period.

The condensed balance sheet data as of December 31, 2017 was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2018.

There have been no material changes to our significant accounting policies as of and for the three months ended March 31, 2018, except for the policy related to revenue recognition.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, using the modified retrospective transition method. Under this method, the Company recorded a cumulative adjustment to the opening balance of accumulated deficit and to deferred revenue. Under Topic 606, the Company recognizes revenue when it transfers control of promised goods or services to its customers in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once a contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within the contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company evaluated its existing contracts and only applied Topic 606 to those contracts that were not completed at January 1, 2018.  As a result of this evaluation, the Company determined that only its collaboration with Celgene Corporation (“Celgene”) is within the scope of Topic 606. The terms of this arrangement include payment to the Company of a non-refundable, upfront fee; potential development, regulatory and sales milestones; program opt-in payments; and royalties on net product sales. Each of these payments results in collaboration revenue, except for revenues from royalties on net product sales, which would be classified as royalty revenues. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its collaboration agreement with Celgene, the Company applies the five-step model. As part of the accounting for this arrangement, the Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The Company also must develop assumptions that require judgment in determining the measure of progress used to recognize revenue.

Milestone Payments

At the inception of each arrangement that includes development, regulatory or commercial milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or partner, such as regulatory approvals, are not considered probable of being achieved until those approvals are received or the underlying activity has been completed. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues and earnings in the period of adjustment.

Customer Concentration

Customers whose revenue accounted for 10% or more of total revenues were as follows:

	Three Months Ended March 31,
	2018	2017
Bayer Pharma AG ("Bayer")	*	13%
Celgene	100%	84%

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

Newly Adopted and Recent Accounting Pronouncements

Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new standard on revenue from contracts with customers, ASU No. 2014-09, Revenue from Contracts with Customers, or Topic 606.  The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. In 2016, the FASB updated the guidance for reporting revenue gross versus net to improve the implementation guidance on principal versus agent considerations, and for identifying performance obligations and the accounting of intellectual property licenses. In addition, the FASB introduced practical expedients and made narrow scope improvements to the new accounting guidance.

Collaboration with Celgene

The Company adopted the accounting standard update on January 1, 2018 using the modified retrospective approach, for its collaboration agreement with Celgene. Therefore, comparative historical information will not be adjusted and will continue to be reported under ASC 605 with the impact of the transition reflected in the opening balance of accumulated deficit as of January 1, 2018. The consideration the Company is eligible to receive under this agreement includes upfront payments, milestone payments and program opt-in payments. The new revenue recognition standard differs from ASC 605 in many respects, such as in the accounting for variable consideration and the measurement of progress toward completion of performance obligations. The most significant impact of the standard relates to the Company’s method of revenue recognition for performance obligations that are delivered over time. Under the new standard, milestone payments are included in the transaction price as variable consideration, subject to a constraint, and are allocated to the performance obligations in the contract when recognized. Through December 31, 2017, the Company also received payments from Celgene to reimburse the costs of research and development services performed by the Company; these payments were historically recorded as other revenue. As the performance of these research and development services was at the Company's discretion and are not reflective of a commitment or performance obligation pursuant to  the  Celgene agreement, the reimbursement paid to the Company has been excluded from the transaction price.

The Company’s deferred revenue associated with its Celgene collaboration agreement as of December 31, 2017 under Topic 605 was $143.8 million. As a result of adopting Topic 606, the Company recorded a $98.3 million reduction to its deferred revenue and opening accumulated deficit on January 1, 2018 as a result of the cumulative impact of the change in the recognition of the upfront and milestone payments using the input method (described further in Note 5, “Collaborations”) under Topic 606, rather than on a ratable basis which was applied in prior periods. Under Topic 606, collaboration revenue under the Company’s collaboration agreement with Celgene from inception of the agreement through January 1, 2018 was $186.2 million and deferred revenue was $45.5 million as of January 1, 2018. The remaining performance obligation under the contract is estimated to be substantially complete by the third quarter of 2019.

Collaborations with Bayer and GlaxoSmithKline (“GSK”)

As the GSK collaboration was terminated in its entirety on October 28, 2017, this arrangement was outside the scope of Topic 606 as of the adoption date. For the Bayer collaboration, Bayer terminated all biologic therapeutic programs under the collaboration effective June 16, 2017, while the small molecule therapeutics program remained active. Refer to Note 5, “Collaborations,” for further details. The Company has determined that the small molecule therapeutic program remaining as of December 31, 2017 is immaterial in the context of the collaboration agreement relative to the biologics therapeutic programs that was terminated during 2017. The Company’s performance obligations under the small molecule therapeutic program with respect to Bayer were substantially complete at December 31, 2017, and any future receipts in the form of milestones or royalties are contingent upon the achievement of specified development, commercial and/or sales targets. The Company has concluded that there was no transition adjustment to be recognized on January 1, 2018 for these two agreements.

Impact of Adoption

The following table summarizes the impact of adopting Topic 606 on select unaudited condensed balance sheets and condensed statement of operations line items (in thousands, except per share data):

	Balance at December 31, 2017	Adjustment	Balance at January 1, 2018
Condensed Balance Sheets:
Deferred revenue, current portion	$82,193	$(51,299)	$30,894
Deferred revenue, non-current portion	61,645	(47,023)	14,622
Accumulated deficit	(452,007)	98,322	(353,685)
	For the three months ended March 31, 2018
	As Reported	Adjustment	Balances without the adoption of Topic 606
Condensed Statements of Operations:
Collaboration revenue	7,849	12,700	20,549
Income (loss) from operations	(5,932)	12,700	6,768
Net income (loss)	(5,574)	12,700	7,126
Net income (loss) per common shares, basic and diluted	$(0.15)	$0.33	$0.19

Contract Balances

Upfront payments and fees may be required to be recorded as deferred revenue upon receipt or when due, and recognized in a future period when or as the Company performs its obligations under these arrangements. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional.

As of March 31, 2018, the Company’s contract liabilities, which consisted of deferred revenue, decreased by a total of $106.1 million from December 31, 2017, of which $98.3 million was related to the cumulative adjustment to the opening balance of accumulated deficit upon the adoption of Topic 606 on January 1, 2018 and $7.8 million related to revenue recognized for the three months ended March 31, 2018. The remaining performance obligation under the contract is expected to be substantially complete by the third quarter of 2019. Upon adoption of the standard as of January 1, 2018, the Company had a $45.5 million contract liability. As of March 31, 2018 Company had a $37.7 million contract liability.

ASU No. 2016-02, Leases (Topic 842)

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU No. 2016-02 amends a number of aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. The guidance will become effective for the Company beginning in the first quarter of 2019 and is required to be adopted using a modified retrospective approach, with early adoption permitted. While the Company is currently evaluating the impact of the adoption of this standard on its financial statements, the Company anticipates recognition of additional assets and corresponding liabilities related to leases on its Balance Sheet.

3. Cash, Cash Equivalents and Investments

The fair value of securities at March 31, 2018 and December 31, 2017, were as follows (in thousands):

	March 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$183	$—	$—	$183
U.S. treasury bills	74,143	157	(1)	74,299
Total available-for-sale securities	$74,326	$157	$(1)	$74,482
Classified as:
Cash equivalents				$183
Short-term investments				74,299
Total cash equivalents and investments				$74,482

As of March 31, 2018, the Company had a total of $88.4 million in cash, cash equivalents and short-term investments, which includes $14.1 million in cash and cash equivalents and $74.3 million in short-term investments.

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$99	$—	$—	$99
U.S. treasury bills	89,525	289	—	89,814
Total available-for-sale securities	$89,624	$289	$—	$89,913
Classified as:
Cash equivalents				$99
Short-term investments				89,814
Total				$89,913

As of December 31, 2017, the Company had a total of $103.1 million in cash and short-term investments, which includes $13.3 million in cash and $89.8 million in short-term investments.

All available-for-sale securities held as of March 31, 2018 and December 31, 2017 had contractual maturities of less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$183	$—	$—	$183
U.S. treasury bills	—	74,299	—	74,299
Total	$183	$74,299	$—	$74,482

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$99	$—	$—	$99
U.S. treasury bills	—	89,814	—	89,814
Total	$99	$89,814	$—	$89,913

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

5. Collaborations

Summary of Collaboration Related Revenue

The Company has recognized the following revenues from its collaboration agreements during the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Celgene:
Recognition of upfront payments	$7,849	$5,013
Other revenue	—	210
Celgene total	7,849	5,223
Bayer:
Recognition of upfront payments	—	139
Other revenue	—	698
Bayer total	—	837
GSK:
Recognition of upfront payments	—	150
Other revenue	—	3
GSK total	—	153
Total collaboration related revenue	$7,849	$6,213

Adoption of ASU No. 2014-09

On January 1, 2018, the Company adopted ASU No. 2014-09 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with Topic 605.

Celgene Strategic Alliance

In December 2013, the Company entered into a collaboration agreement with Celgene pursuant to which the Company and Celgene are collaborating on research and development programs directed to the discovery and development of novel biologic therapeutics. As of March 31, 2018, the Company is not eligible to receive any milestone payments under its collaboration with Celgene prior to the point that Celgene exercises its options. The Company is eligible to receive up to approximately $97.8 million of contingent consideration if Celgene exercises its options for all of the navicixizumab program, the rosmantuzumab program, and the anti-TIGIT program. Following Celgene’s exercise of its option for a biologic therapeutic program, the Company will have co-development and co-commercialization rights for the navicixizumab program and the rosmantuzumab program in the U.S. If the Company chooses to co-develop and co-commercialize biologic therapeutic products in such programs in the U.S., the Company will be responsible for one-third and Celgene will be responsible for two-thirds of worldwide development costs, and the Company and Celgene will share 50% of all product profits and losses in the U.S. Outside the U.S., Celgene will have exclusive development and commercialization rights for such programs, with the Company eligible to receive milestones and tiered royalties on product sales. With respect to the anti-TIGIT program, and the navicixizumab program and/or the rosmantuzumab program if the Company elects not to co-develop and co-commercialize biologic therapeutic products under such program, Celgene will have exclusive development and commercialization rights worldwide, with the Company eligible to receive milestones and tiered royalties on worldwide product sales, with such royalties being increased where the Company had the right to co-develop and co-commercialize biologic therapeutic products under such program but elected not to do so. If Celgene successfully develops and commercializes all of the product candidates, the Company could receive additional contingent consideration of up to $1.29 billion for the achievement of post-option exercise development, regulatory events and sales milestones. As all contingent consideration is based solely on the performance of Celgene, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the agreement with Celgene.

The Company assessed its collaboration agreement with Celgene in accordance with Topic 606 and concluded that Celgene is a customer. The Company determined that its performance obligation under the arrangement with Celgene is research and development services. As part of the promised research and development services, the Company may provide the resultant data to Celgene to assist Celgene in determining whether or not to exercise its options. Under the arrangement, Celgene has options to further develop and commercialize biologic therapeutics in each program under the collaboration, which may be exercised during time periods specified in the agreement. Upon Celgene’s exercise of its option for certain programs, the Company may, at its discretion, gain co-development and co-commercialization rights and corresponding obligations. The Company determined that the exclusive option(s) provided to Celgene is not a material right under Topic 606 and thus it is not a performance obligation. Based on its assessment, the Company has identified the research and development services as the only performance obligation at the inception of the collaboration agreement.

Prior to recognizing revenue, the Company estimates the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration includes payments based upon the achievement of specified milestones, and royalty payments based on product sales derived from the collaboration. Under the collaboration agreement, the Company determined that the non-refundable upfront cash payment of $155.0 million and stock premium of $1.7 million received in December 2013 constitute consideration to be included in the transaction price. The Company also included in the transaction price the $70.0 million demcizumab safety milestone that was achieved in December 2015 and the two designation milestone payments of $2.5 million each for the designation of anti-RSPO3 (OMP-131R10) and anti-TIGIT as clinical candidates in 2014 and 2015, respectively. The total consideration received of $231.7 million constitutes the transaction price at the transition date for Topic 606. Through December 31, 2017, the Company also received a total of $2.5 million in the aggregate from Celgene to reimburse the costs of research and development services performed by the Company; these reimbursements have historically been recorded as other revenue. As the performance of these research and development services was at the Company's discretion and is not a commitment or performance obligation pursuant to the Celgene collaboration agreement, the reimbursement paid to the Company has been excluded from the transaction price. None of the remaining development and regulatory milestone amounts have been included in the transaction price, as all milestone amounts were fully constrained as of January 1, 2018 and March 31, 2018. As part of the Company’s evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestone amounts is outside the control of the Company and contingent upon success in future clinical trials. Any consideration related to royalties on net product sales will be recognized when the related sales occur and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Following the adoption of Topic 606, the Company recognizes collaboration revenue by measuring the progress toward complete satisfaction of the performance obligation using an input measure. The Company concluded the method that best correlates with progress of the services provided to Celgene is the input method, based on actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. The Company will evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. Under Topic 606, collaboration revenue under the Company’s collaboration agreement with Celgene from inception of the agreement through January 1, 2018 was $186.2 million and deferred revenue was $45.5 million as of January 1, 2018. The performance obligation under the contract is estimated to be substantially complete by the third quarter of 2019.

The impact of adopting Topic 606 on the accounting treatment of the Company’s collaboration agreement with Celgene primarily relates to the change in the timing of revenue recognition of the transaction price. The Company’s deferred revenue associated with its Celgene collaboration agreement as of December 31, 2017 under Topic 605 was $143.8 million. Upon adoption of the standard as of January 1, 2018, the Company recognized a cumulative catch up adjustment of $98.3 million, which was recorded as a decrease to the opening balance of accumulated deficit, and a corresponding decrease in the deferred revenue balance from the Company’s collaboration with Celgene.

Bayer Strategic Alliance

In June 2010, the Company entered into a strategic alliance with Bayer to discover, develop and commercialize novel anti-CSC biologic and small molecule therapeutics targeting the Wnt signaling pathway. Effective June 16, 2017, Bayer terminated all biologic therapeutic programs under its collaboration with the Company. The Company is no longer eligible to receive any payments under its collaboration with Bayer with respect to biologic therapeutic candidates. With respect to the Wnt pathway small molecule program, the Company remains eligible to receive up to $17.0 million in development milestone payments for each small molecule candidate as well as contingent consideration payments for each small molecule candidate of up to $15.0 million for the achievement of certain regulatory events and up to $70.0 million upon the achievement of specified future product sales. As all such contingent consideration is based solely on the performance of Bayer, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the agreement with Bayer.

The Company evaluated the agreement under Topic 606, and determined that the small molecule therapeutic program remaining as of December 31, 2017 is immaterial in the context of the collaboration agreement relative to the biologics therapeutic programs that was terminated during 2017. Further, the Company’s performance obligations under the small molecule therapeutic program were substantially complete at December 31, 2017, and any future receipts in the form of milestones or royalties are contingent upon the achievement of specified development, commercial and/or sales targets by Bayer.

 GSK Strategic Alliance

Effective October 28, 2017, GSK terminated its collaboration agreement with the Company in its entirety. As a result of such termination, the Company is no longer eligible to receive any payments under the collaboration agreement with GSK and the Company has no remaining performance obligations. As the GSK collaboration was terminated in its entirety on October 28, 2017, this arrangement is outside the scope of Topic 606 as of the adoption date.

6. Stockholder’s Equity

Equity Incentive Plans

As of March 31, 2018, a total of 7,336,120 shares of common stock have been authorized under the 2013 Equity Incentive Award Plan (the “2013 Plan”), including the additional 1,500,000 shares of common stock that became available on January 1, 2018 for future issuance under the 2013 Plan as a result of an annual automatic increase provision in the 2013 Plan. As of March 31, 2018, a total of 5,687,670 shares are subject to options and restricted stock units (“RSUs”) outstanding under the 2013 Plan. There are 1,191,572 shares subject to options outstanding under the 2004 Stock Incentive Plan (the “2004 Plan”) as of March 31, 2018, which will become available for issuance under the 2013 Plan to the extent the options are forfeited or lapse unexercised without issuance of such shares under the 2004 Plan.

The following table summarizes the Company’s stock option and RSU award activity under the 2004 Plan and 2013 Plan including grants to nonemployees during the three months ended March 31, 2018 (in thousands):

	Shares Available
	for Grant	Options and
	of Options and	Awards
	Awards	Outstanding
Balance at December 31, 2017	606	6,097
Additional shares authorized	1,500	—
RSUs awarded	(70)	70
Options granted	(1,438)	1,438
Options exercised	—	—
RSUs vested	—	(26)
Options forfeited	582	(582)
RSUs forfeited	118	(118)
Balance at March 31, 2018	1,298	6,879

The weighted-average grant date estimated fair value of options granted during the three months ended March 31, 2018 was $2.42 per share.

Employee Stock Purchase Plan

As of March 31, 2018, a total of 1,893,620 shares of common stock have been authorized and 1,534,713 shares of common stock are available for future issuance under the Company’s Employee Stock Purchase Plan (the “ESPP”). This authorized number includes the additional 350,000 shares of common stock that became available for future issuance under the ESPP as of January 1, 2018 as a result of an annual automatic increase provision in the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period.

During the three months ended March 31, 2018, the Company issued 21,157 shares under the ESPP.

Stock-Based Compensation

Employee stock-based compensation expense was calculated based on awards expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures are expected to differ from those estimates.

Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$967	$1,706
General and administrative	1,311	1,417
Total	$2,278	$3,123

As of March 31, 2018, the Company had $9.3 million, $2.6 million and $26,000 of unrecognized stock-based compensation expense related to stock options, RSUs and ESPP shares, respectively, which are expected to be recognized over an estimated weighted-average period of 3.1 years, 1.0 years and 0.4 years, respectively.

Fair Value Disclosures

The fair value of stock options granted under the 2013 Plan and purchases under the Company’s ESPP were estimated at grant date using the Black-Scholes option-pricing model. The fair value of stock-based awards was estimated using the following weighted average assumptions for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Stock Option Plan:	2018	2017
Weighted-average volatility	78.2%	73.8%
Weighted-average expected term (years)	6.2	6.2
Risk-free interest rate	2.5%	2.3%
Expected dividend yield	—	—

	Three Months Ended March 31,
ESPP	2018	2017
Weighted-average volatility	88.7%	64.4%
Weighted-average expected term (years)	0.5	0.5
Risk-free interest rate	1.4%	0.5%
Expected dividend yield	—	—

7. Income Taxes

During the three months ended March 31, 2018 and 2017, the Company recorded an income tax provision of $5,000 and $4,000, respectively, related to discrete items resulting from interest on prior years’ uncertain tax positions. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

In the fourth quarter of 2017, the period in which the Tax Cuts and Jobs Act (“Tax Act”) was enacted, the Company calculated its best estimate of the impact of the Tax Act in accordance with its understanding of the Tax Act.  As a result, the Company recorded $1.1 million as income tax benefit in the fourth quarter of 2017 and a corresponding receivable for the expected alternative minimum tax credit refund. The Tax Act also included changes to the Internal Revenue Code, such as a tax rate decrease which resulted in a reduction of $51.7 million in the Company’s deferred tax assets, and a corresponding decrease of the same amount in the valuation allowance against these deferred tax assets, as substantially all of the Company’s deferred tax assets, net of deferred tax liabilities, are subject to a full valuation allowance. The adjustment to deferred taxes continues to be a provisional amount and a reasonable estimate at March 31, 2018. The Company does not expect any impact on recorded deferred tax balances as the remeasurement of net deferred tax assets will be offset by a change in valuation allowance. The Company is analyzing certain aspects of the Tax Act which could potentially affect the remeasurement of the net deferred tax assets as of March 31, 2018.

8. Net Loss per Common Share

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been anti-dilutive (in thousands):

	As of March 31,
	2018	2017
Options to purchase common stock	6,073	4,893
RSUs	806	382
	6,879	5,275

9. Restructuring Charges

On April 24, 2017, the Company’s Board of Directors approved a restructuring plan to reduce operating costs and better align its workforce with the needs of its business following the Company’s announcements that its Phase II “YOSEMITE” clinical trial of demcizumab (anti-DLL4, OMP-21M18) did not meet its primary endpoint and would be discontinued, its Phase II “PINNACLE” clinical trial of tarextumab (anti-Notch2/3, OMP-59R5) did not meet its endpoints, its partner Bayer had decided not to exercise its options to license vantictumab (anti-Fzd, OMP-18R5) and ipafricept (Fzd8-Fc, OMP-54F28), and enrollment would be discontinued in the Phase Ib clinical trial of brontictuzumab (anti-Notch1, OMP-52M51). As a result, the Company incurred $2.5 million in restructuring charges consisting of one-time severance payments and other employee related costs, and other charges through March 31, 2018, of which a majority was paid out in cash during the second quarter of 2017. There are no restructuring charges incurred during the three months ended March 31, 2018. The restructuring reserve of $5,000 is included in accrued liabilities on the condensed balance sheet as of March 31, 2018, and is expected to be fully paid by the third quarter of 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed financial statements (unaudited) and related notes included elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements, include, but are not limited to, the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs; our ability to advance therapeutic candidates into, and successfully complete, clinical trials; our receipt of future milestone payments and/or royalties, and the expected timing of such payments; our collaborators’ exercise of their license options; the commercialization of our therapeutic candidates; the implementation of our business model, strategic plans for our business, therapeutic candidates and technology; the scope of protection we are able to establish and maintain for intellectual property rights covering our therapeutic candidates and technology; estimates of our expenses, future revenues, capital requirements and our needs for additional financing; the timing or likelihood of regulatory filings and approvals; our ability to maintain and establish collaborations or obtain additional government grant funding; our use of proceeds from our at-the-market offering, and our underwritten public offering; our financial performance; the anticipated timing, expected costs and financial impact of our restructuring plan and related reduction in force, and the financial impact of other cost saving initiatives; and developments relating to our competitors and our industry. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report on Form 10-Q, the terms “OncoMed,” “Company,” “OncoMed Pharmaceuticals,” “we,” “us” and “our” refer to OncoMed Pharmaceuticals, Inc., a Delaware corporation, unless otherwise noted.

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

We currently have three therapeutic candidates in active clinical development targeting cancer stem cell, or CSC, pathways and immuno-oncology. The first therapeutic candidate in active clinical development, navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), has completed a single-agent Phase Ia trial in patients with advanced solid tumors, and we are conducting two Phase Ib clinical trials of navicixizumab in combination with standard chemotherapy regimens in patients with platinum-resistant ovarian cancer and metastatic colorectal cancer. Our second therapeutic candidate, anti-TIGIT (OMP-313M32), is currently in the single-agent Phase Ia portion of a Phase Ia/b clinical trial that is enrolling patients with advanced or metastatic solid tumors. We intend to initiate the Phase Ib portion of this clinical trial to study anti-TIGIT in combination with anti-PD1 in the second quarter of 2018. Our third therapeutic candidate, GITRL-Fc (OMP-336B11), is enrolling patients in a single-agent Phase Ia trial in patients with advanced or metastatic solid tumors. Clinical trials for all three of these therapeutic candidates are ongoing, with the intent of gathering additional data required to proceed to later stage clinical trials and potentially product approval. We are also currently discussing next steps with our partner Celgene Corporation, or Celgene, for a fourth clinical-stage program, our rosmantuzumab (anti-RSPO3, OMP-131R10) program, after our Phase Ia/b clinical trial of rosmantuzumab failed to provide compelling evidence of clinical benefit. In addition, we are also pursuing discovery of additional novel approaches to cancer treatment, including new immuno-oncology therapeutic candidates.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales. Our revenue to date has been primarily derived from upfront payments and development milestones received from our current collaborators Celgene and Bayer Pharma AG, or Bayer, and our former collaborator GlaxoSmithKline, or GSK. See Note 2, “Summary of Significant Accounting Policies”, in the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our revenue recognition policy.

The following table summarizes our revenue for the three months ended March 31, 2018 and 2017, which is related to the recognition of upfront payments and reimbursements of research and development costs under our various collaboration arrangements (in thousands):

	Three Months Ended March 31,
	2018	2017
Celgene:
Recognition of upfront payments	$7,849	$5,013
Other revenue	—	210
Celgene total	7,849	5,223
Bayer:
Recognition of upfront payments	—	139
Other revenue	—	698
Bayer total	—	837
GSK:
Recognition of upfront payments	—	150
Other revenue	—	3
GSK total	—	153
Total collaboration related revenue	$7,849	$6,213

We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of milestones and other payments that we may receive in the future from our current collaboration with Celgene, our small molecule program collaboration with Bayer or any new collaboration we may enter in the future.

Research and Development

Research and development expenses represent costs incurred to conduct research such as the discovery and development of clinical candidates for our prior and current collaborators Celgene, Bayer and GSK, as well as discovery and development of our proprietary un-partnered product candidates. We expense all research and development costs as they are incurred. Our research and development expenses consist of employee salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, manufacturing, preclinical studies, clinical trial activities, laboratory consumables and allocated facility costs.

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

The following table summarizes our research and development expenses for the three months ended March 31, 2018 and 2017 (in thousands). The internal costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline. The external program costs reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities.

	Three Months Ended March 31,
	2018	2017
Internal Costs:
Cancer biology, pathology and toxicology	$1,964	$4,489
Molecular and cellular biology	1,731	2,225
Process development and manufacturing	961	1,391
Product development	1,550	3,030
Subtotal internal costs	6,206	11,135
External Program Costs:
Manufacturing	423	2,564
Clinical	1,465	8,041
Translational medicine	180	1,534
Toxicology	113	713
Subtotal external program costs	2,181	12,852
Total research and development expense	$8,387	$23,987

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

For the biologic programs covered under our strategic alliance with Celgene, we are responsible for development of each therapeutic candidate prior to the exercise of Celgene’s option for the applicable program. Based on the terms of the contract, Celgene may exercise such option on a program-by-program basis during certain time periods through the earlier of completion of certain clinical trials or the twelfth anniversary of the date of our collaboration agreement. During the fourth quarter of 2017, the Company evaluated the development program status of the product candidates under the collaboration agreement with Celgene and determined that the clinical data it has obtained to date supported a revision in the Company’s estimate of the remaining of period of performance to two years up to the third quarter of 2019. If Celgene exercises its option for the navicixizumab program or the rosmantuzumab program, we will have the option to co-develop and co-commercialize therapeutic candidates under such program in the United States. If we do so, we will be responsible for a one-third share of the global development costs of such therapeutic candidates, with Celgene bearing the remaining two-thirds of such costs, and we will be entitled to participate in the commercialization activities for such therapeutic candidates in the United States, and to share 50% of all profits and losses arising from U.S. sales of such therapeutic candidates. For the anti-TIGIT program, and the navicixizumab program and/or the rosmantuzumab program if we choose not to exercise our co-development and co-commercialization option, we will enter into a license agreement with Celgene for therapeutic candidates under such program whereupon Celgene would be responsible for all further development costs.

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

Except for the policies related to revenue recognition, there have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2018, as compared to those disclosed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See Note 2, “Summary of Significant Accounting Policies”, in the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our revenue recognition policy.

Recent Accounting Pronouncements

See Note 2 to the Notes to the Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,		Dollar
(In thousands)	2018	2017	Change
Revenue:
Collaboration revenue	$7,849	$5,302	$2,547
Other revenue	—	911	(911)
Total revenue	7,849	6,213	1,636
Operating expenses:
Research and development	8,387	23,987	(15,600)
General and administrative	5,394	4,984	410
Total operating expenses	13,781	28,971	(15,190)
Loss from operations	(5,932)	(22,758)	16,826
Interest and other income, net	363	154	209
Loss before provision for income taxes	(5,569)	(22,604)	17,035
Provision for income taxes	5	4	1
Net loss	$(5,574)	$(22,608)	$17,034

Revenue

Total revenue was $7.8 million for the three months ended March 31, 2018, an increase of $1.6 million, or 26%, compared to $6.2 million for the three months ended March 31, 2017. Effective January 1, 2018, the Company adopted Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers, using the modified retrospective method for our collaboration agreement with Celgene. Under this method, the impact of the transition is reflected in the opening balance of the accumulated deficit as of January 1, 2018, while the prior period revenue amounts are not adjusted. For the first quarter of 2018, under Topic 606, the Company recognized collaboration revenue of $7.8 million based on a measure of progress toward the completion of the combined performance obligation. For the first quarter of 2017, the Company recognized collaboration revenue of $6.2 million on a straight-line basis as permitted by the legacy revenue recognition guidance. For further discussion regarding our revenue recognition policy, see

Note 2, “Summary of Significant Accounting Policies”, in the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Research and Development

Research and development expenses were $8.4 million for the three months ended March 31, 2018, a decrease of $15.6 million, or 65%, compared to $24.0 million for the three months ended March 31, 2017. External costs decreased by $10.7 million in the first quarter of 2018 compared to the same period in 2017 primarily due to decreases in clinical study costs by $6.6 million mainly as a result of the discontinuation of our demcizumab and tarextumab programs in 2017, and in manufacturing costs by $2.1 million as a result of the timing of production of materials used in the various clinical studies. Internal costs decreased by $4.9 million in the first quarter of 2018 compared to the same period in 2017 primarily due to a decrease in personnel costs as a result of our restructuring actions in April 2017.

General and Administrative

General and administrative expenses were $5.4 million for the three months ended March 31, 2018, an increase of $0.4 million, or 8%, compared to $5.0 million for the three months ended March 31, 2017. The increase in general and administrative expenses in the first quarter of 2018 compared to the same period in 2017 was primarily attributable to an increase in personnel cost, including retention bonus and severance expense in the first quarter of 2018, offset by a decrease in headcount as a result of our restructuring actions in April 2017.

We expect that our operating expenses will constitute a material use of our cash balances. We intend to continue to manage our operating activities in line with our existing cash and available financial resources.

Liquidity and Capital Resources

As of March 31, 2018, we had cash, cash equivalents and short term investments totaling $88.4 million.

In June 2015, we filed a shelf registration statement on Form S-3, that permits: (a) the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and (b) as part of the $250.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co. in one or more at-the-market offerings. Through March 31, 2018, we have sold 743,987 shares of common stock pursuant to our at-the-market program at a weighted average price of $8.93 per share, resulting in aggregate net proceeds to us of $6.5 million, net of offering costs. For the three months ended March 31, 2018, we did not sell any shares pursuant to our at-the-market program.

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

We believe that our existing cash, cash equivalents and short-term investments as of March 31, 2018 will be sufficient to meet our anticipated cash requirements through the third quarter of 2019, without taking into account potential future milestone payments to us or proceeds to us from any future sales of our securities pursuant to our shelf registration statement including our at-the-market program. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our therapeutic candidates and potential therapeutic candidates;
•	the number and characteristics of therapeutic candidates that we pursue;
•	the progress, costs and results of our clinical trials;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory requirements;
•	funding we may receive under any new collaborations we may enter into or new government grants we may be awarded in the future;
•	the costs and timing of hiring new employees to support our future growth; and
•	the costs and timing of procuring clinical supplies of our therapeutic candidates.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(14,402)	$(28,978)
Net cash provided by investing activities	15,209	29,487
Net cash provided by financing activities	41	1,733

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2018 was $14.4 million. The net loss of $5.6 million was offset by non-cash charges of $0.4 million for depreciation and amortization and $2.3 million for stock-based compensation. The change in net operating assets and liabilities of $11.5 million was primarily due to a decrease in accounts payable of $1.8 million and accrued liabilities of $0.9 million due to the timing of vendor payments, a decrease in accrued clinical liabilities of $1.1 million due to the decrease in our clinical development activities, and a decrease in deferred revenue of $7.8 million due to the revenue recognized in the first quarter of 2018 from our collaboration arrangement with Celgene.

Cash used in operating activities for the three months ended March 31, 2017 was $29.0 million. The net loss of $22.6 million was offset by non-cash charges of $0.4 million for depreciation and amortization and $3.1 million for stock-based compensation. The change in net operating assets and liabilities of $9.9 million was primarily due to a decrease in accrued liabilities of $1.7 million, accrued clinical liabilities of $3.1 million due to timing of payments, and a decrease in deferred revenue of $5.3 million due to the amortization of upfront and milestone payment from our prior and current collaboration arrangements with Celgene, Bayer and GSK.

Cash Flows from Investing Activities

Cash provided by investing activities of $15.2 million for the three months ended March 31, 2018 primarily reflects maturities of short-term investments of $69.6 million, offset by purchases of short-term investments of $54.3 million and acquisition of property and equipment of $0.2 million.

Cash provided by investing activities of $29.5 million for the three months ended March 31, 2017 primarily reflects maturities of short-term investments of $39.9 million, offset by purchases of short-term investments of $10.0 million and acquisition of property and equipment of $0.4 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $41,000 and $1.7 million for the three months ended March 31, 2018 and 2017, respectively, was due to the proceeds from the issuance of common stock upon the exercise of stock options and from purchases of common stock under our Employee Stock Purchase Plan.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity. There have been no material quantitative or qualitative changes in our market risk exposures compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 9, 2018.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $88.4 million and $103.1 million as of March 31, 2018 and December 31, 2017, respectively, which consisted of bank deposits and U.S. Treasury Bills. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt as of March 31, 2018 and December 31, 2017.

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

Foreign Currency Exchange Rate Sensitivity

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in Euro and British Sterling. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward foreign exchange contracts, nor did we in the three months ended March 31, 2018. All foreign transactions settled on the applicable spot exchange basis at the time such payments were made.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, in this Quarterly Report on Form 10-Q and in our other public filings with the SEC. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, in this Quarterly Report on Form 10-Q and in our other public filings with the SEC are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, other than as described in the updated risk factor provided below.

We are highly dependent on the services of our President and Chief Executive Officer, John Lewicki, Ph.D., and other key executives, and if we are not able to retain these members of our management or retain or recruit additional management, clinical and scientific personnel, our business will suffer.

We may not be able to retain our management, scientific and clinical personnel, or attract qualified management, scientific and clinical personnel in the future, due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco Bay Area. Our industry has experienced a high rate of turnover of management personnel in recent years. We have experienced such turnover ourselves recently, with our previous chief executive officer and chief financial officer both resigning in the first quarter of 2018. In addition to the competition for personnel, the San Francisco Bay Area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

We are highly dependent on the principal members of our management and scientific staff. The loss of service of any of our management could harm our business. In addition, we are dependent on our continued ability to retain and motivate our existing management, clinical and scientific personnel, and to potentially attract highly qualified additional management, clinical and scientific personnel. The competition for qualified personnel in the pharmaceutical industry is intense. Due to our limited resources, we may not be able to effectively retain our existing personnel or attract and recruit additional qualified personnel. If we are not able to retain our management, particularly our President and Chief Executive Officer, Dr. Lewicki, or to attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow. Although we have executed employment agreements with each member of our current executive management team, including Dr. Lewicki, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.1	Non-Employee Director Compensation Policy, adopted August 28, 2013, as amended October 14, 2013, February 28, 2014, June 24, 2015, and March 1, 2018.				X

10.2#	Letter Agreement re: Your Resignation of Employment and Board Positions, dated January 1, 2018, by and between the registrant and Paul Hastings	10-K	03/09/2018	10.7(D)

10.3#	Form of Retention Bonus Agreement for officers	10-K	03/09/2018	10.13

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive and Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

#Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OncoMed Pharmaceuticals, Inc.

Date: May 8, 2018	By:	/s/ Yvonne Li
Yvonne Li Vice President of Finance, Controller and Administration (principal financial and accounting officer)