Form 10-Q
period 2018-06-30
OncoMed Pharmaceuticals Inc
filed 2018-08-02
CIK 1302573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 1, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 38,501,586.

ONCOMED PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OncoMed Pharmaceuticals, Inc.

Condensed Balance Sheets
(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
		(Note 2)
Assets
Current assets:
Cash and cash equivalents	$10,561	$13,277
Short-term investments	69,305	89,814
Accounts receivable and other receivables	110	405
Prepaid and other current assets	1,493	1,709
Total current assets	81,469	105,205
Property and equipment, net	2,532	3,275
Other assets	1,908	1,842
Total assets	$85,909	$110,322
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$981	$2,565
Accrued liabilities	3,762	3,940
Accrued clinical liabilities	2,575	4,434
Current portion of deferred revenue	25,908	82,193
Total current liabilities	33,226	93,132
Deferred revenue, less current portion	4,888	61,645
Deferred rent	3,820	3,765
Non-current income tax payable	—	383
Total liabilities	41,934	158,925
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2018 and December 31, 2017; no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized at June 30, 2018 and December 31, 2017; 38,431,086 and 38,212,505 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	38	38
Additional paid-in capital	407,229	403,077
Accumulated other comprehensive income (loss)	(57)	289
Accumulated deficit	(363,235)	(452,007)
Total stockholders’ equity (deficit)	43,975	(48,603)
Total liabilities and stockholders' equity (deficit)	$85,909	$110,322

See accompanying notes to the condensed financial statements.

OncoMed Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Collaboration revenue	$6,870	$5,152	$14,719	$10,454
Other revenue	—	1,043	—	1,954
Total revenue	6,870	6,195	14,719	12,408
Operating expenses:
Research and development	8,054	15,090	16,441	39,077
General and administrative	3,704	4,097	9,098	9,081
Restructuring charges	—	2,443	—	2,443
Total operating expenses	11,758	21,630	25,539	50,601
Loss from operations	(4,888)	(15,435)	(10,820)	(38,193)
Interest and other income, net	524	214	887	368
Loss before provision for income taxes	(4,364)	(15,221)	(9,933)	(37,825)
Income tax provision (benefit)	(388)	4	(383)	8
Net loss	$(3,976)	$(15,225)	$(9,550)	$(37,833)
Net loss per common share, basic and diluted	$(0.10)	$(0.40)	$(0.25)	$(1.01)
Shares used to compute net loss per common share, basic and diluted	38,389,626	37,623,751	38,316,914	37,448,342

See accompanying notes to the condensed financial statements.

OncoMed Pharmaceuticals, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(3,976)	$(15,225)	$(9,550)	$(37,833)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(213)	4	(346)	12
Total comprehensive loss	$(4,189)	$(15,221)	$(9,896)	$(37,821)

See accompanying notes to the condensed financial statements.

OncoMed Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(9,550)	$(37,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	853	861
Stock-based compensation	4,110	5,325
Changes in operating assets and liabilities:
Accounts receivable and other receivables	295	525
Prepaid and other current assets	216	(725)
Other assets	(66)	844
Accounts payable	(1,584)	(2,785)
Accrued liabilities	(389)	(3,154)
Accrued clinical liabilities	(1,859)	(9,296)
Deferred revenue	(14,719)	(10,483)
Deferred rent	55	631
Net cash used in operating activities	(22,638)	(56,090)
Investing activities
Purchases of property and equipment	(283)	(464)
Purchases of short-term investments	(69,362)	(37,851)
Maturities of short-term investments	89,525	87,654
Net cash provided by investing activities	19,880	49,339
Financing activities
Proceeds from issuance of common stock related to the exercise of options and employee stock plan purchases	42	1,738
Net cash provided by financing activities	42	1,738
Net decrease in cash and cash equivalents	(2,716)	(5,013)
Cash and cash equivalents at beginning of period	13,277	36,953
Cash and cash equivalents at end of period	$10,561	$31,940
Supplemental cash flow information:
Accrued liabilities for purchase of property and equipment	$—	$10

See accompanying notes to the condensed financial statements.

OncoMed Pharmaceuticals, Inc.

Notes to the Unaudited Condensed Financial Statements

1. Organization

OncoMed Pharmaceuticals, Inc. (“OncoMed,” the “Company,” “us,” “we,” or “our”) is a clinical-stage biopharmaceutical company focused on discovering and developing novel therapeutics that address the fundamental biology driving cancer’s growth, resistance, recurrence and metastasis. The Company currently has three anti-cancer therapeutic candidates in active clinical development. The Company is also pursuing discovery of additional novel approaches to cancer treatment, including new immuno-oncology therapeutic candidates. The Company’s operations are based in Redwood City, California and it operates in one segment.

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

There have been no material changes to our significant accounting policies as of and for the six months ended June 30, 2018, except for the policy related to revenue recognition.

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

The Company evaluated its existing contracts and only applied Topic 606 to those contracts that were not completed at January 1, 2018.  As a result of this evaluation, the Company determined that only its collaboration with Celgene Corporation (“Celgene”) is within the scope of Topic 606. The terms of this arrangement include payment to the Company of a non-refundable upfront fee; potential development, regulatory and sales milestones; program opt-in payments; and royalties on net product sales. Each of these payments results in collaboration revenue, except for revenues from royalties on net product sales, which would be classified as royalty revenues. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its collaboration agreement with Celgene, the Company applies the five-step model. As part of the accounting for this arrangement, the Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The Company also must develop assumptions that require judgment in determining the measure of progress used to recognize revenue.

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

Customer Concentration

Customers whose revenue accounted for 10% or more of total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Bayer Pharma AG ("Bayer")	*	19%	*	16%
Celgene Corporation ("Celgene")	100%	81%	100%	83%

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

Collaboration with Celgene

The Company adopted the accounting standard update on January 1, 2018 using the modified retrospective approach, for its collaboration agreement with Celgene. Therefore, comparative historical information will not be adjusted and will continue to be reported under ASC 605 with the impact of the transition reflected in the opening balance of accumulated deficit as of January 1, 2018. The Company is eligible to receive consideration under this agreement that includes non-refundable upfront payments; development, regulatory, and sales milestone payments; and program opt-in payments; and royalties on net product sales. The new revenue recognition standard differs from ASC 605 in many respects, such as in the accounting for variable consideration and the measurement of progress toward completion of performance obligations. The most significant impact of the standard relates to the Company’s method of revenue recognition for performance obligations that are delivered over time. Under the new standard, milestone payments are included in the transaction price as variable consideration, subject to a constraint, and are allocated to the performance obligations in the contract when recognized. Through December 31, 2017, the Company also received payments from Celgene to reimburse the costs of research and development services performed by the Company; these payments were historically recorded as other revenue. As the performance of these research and development services was at the Company's discretion and is not reflective of a commitment or performance obligation pursuant to the Celgene agreement, the reimbursement paid to the Company has been excluded from the transaction price.

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

Impact of Adoption

The following table summarizes the impact of adopting Topic 606 on select unaudited condensed balance sheets and condensed statement of operations line items (in thousands, except per share data):

	Balance at December 31, 2017	Adjustment	Balance at January 1, 2018
Condensed Balance Sheets:
Deferred revenue, current portion	$82,193	$(51,299)	$30,894
Deferred revenue, non-current portion	61,645	(47,023)	14,622
Accumulated deficit	(452,007)	98,322	(353,685)
	Three months ended June 30, 2018
	As revised under Topic 606	Adjustment	As originally reported under Topic 605
Condensed Statements of Operations:
Collaboration revenue	$6,870	$13,679	$20,549
Income (loss) from operations	(4,888)	13,679	8,791
Net income (loss)	(3,976)	13,679	9,703
Net income (loss) per common shares, basic and diluted	$(0.10)	$0.36	$0.26

	Six months ended June 30, 2018
	As revised under Topic 606	Adjustment	As originally reported under Topic 605
Condensed Statements of Operations:
Collaboration revenue	$14,719	$26,379	$41,098
Income (loss) from operations	(10,820)	26,379	15,559
Net income (loss)	(9,550)	26,379	16,829
Net income (loss) per common shares, basic and diluted	$(0.25)	$0.69	$0.44

Contract Balances

Upfront payments and fees may be required to be recorded as deferred revenue upon receipt or when due, and recognized in a future period when or as the Company performs its obligations under these arrangements. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional.

As of June 30, 2018, the Company’s contract liabilities, which consisted of deferred revenue, decreased by a total of $113.0 million from December 31, 2017, of which $98.3 million was related to the cumulative adjustment to the opening balance of accumulated deficit upon the adoption of Topic 606 on January 1, 2018 and $14.7 million related to revenue recognized for the six months ended June 30, 2018. The remaining performance obligation under the Company’s collaboration agreement with Celgene is expected to be substantially complete by the third quarter of 2019. Upon adoption of the standard as of January 1, 2018, the Company had a $45.5 million contract liability. As of June 30, 2018, the Company had a $30.8 million contract liability.

ASU No. 2016-02, Leases (Topic 842)

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU No. 2016-02 amends a number of aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. ASU 2016-02 notes that the guidance should be adopted using a modified retrospective approach. The guidance will become effective for the Company beginning in the first quarter of 2019 with early adoption permitted. While the Company is currently evaluating the impact of the adoption of this standard on its financial statements, the Company anticipates recognition of additional assets and corresponding liabilities related to leases on its Balance Sheet. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) Targeted Improvements, which provides entities with an additional (and optional) transition method which would enable entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings/accumulated deficit. This optional transition method is in addition to the modified retrospective transition approach included in ASU 2016-02.

ASU No. 2018-07, Improvement to Nonemployees Share-based Payment Accounting (Topic 718)

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation. ASU No. 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.  Early adoption is permitted, but not earlier than the Company’s adoption of Topic 606. The Company chose to adopt the guidance early, in the second quarter of 2018. The adoption of the standard did not have material impact on the Company’s financial statements.

3. Cash, Cash Equivalents and Investments

The fair value of securities at June 30, 2018 and December 31, 2017, was as follows (in thousands):

	June 30, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. treasury bills	$69,362	$—	$(57)	$69,305
Total available-for-sale securities	$69,362	$—	$(57)	$69,305
Classified as:
Short-term investments				$69,305

As of June 30, 2018, the Company had a total of $79.9 million in cash and short-term investments, which includes $10.6 million in cash and $69.3 million in short-term investments.

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

All available-for-sale securities held as of June 30, 2018 and December 31, 2017 had contractual maturities of less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury bills	$—	$69,305	$—	$69,305
Total	$—	$69,305	$—	$69,305

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$99	$—	$—	$99
U.S. treasury bills	—	89,814	—	89,814
Total	$99	$89,814	$—	$89,913

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

5. Collaborations

Summary of Collaboration Related Revenue

The Company has recognized the following revenues from its collaboration agreements during the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Celgene:
Recognition of upfront payments	$6,870	$5,013	$14,719	$10,026
Other revenue	—	7	—	217
Celgene total	6,870	5,020	14,719	10,243
Bayer:
Recognition of upfront payments	—	139	—	278
Other revenue	—	1,036	—	1,734
Bayer total	—	1,175	—	2,012
GSK:
Recognition of upfront payments	—	—	—	150
Other revenue	—	—	—	3
GSK total	—	—	—	153
Total collaboration related revenue	$6,870	$6,195	$14,719	$12,408

Adoption of ASU No. 2014-09

On January 1, 2018, the Company adopted ASU No. 2014-09 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with Topic 605.

Celgene Strategic Alliance

In December 2013, the Company entered into a collaboration agreement with Celgene pursuant to which the Company and Celgene are collaborating on research and development programs directed to the discovery and development of novel biologic therapeutics. As of June 30, 2018, the Company is not eligible to receive any milestone payments under its collaboration with Celgene prior to the point that Celgene exercises its options. The Company is eligible to receive up to approximately $97.8 million of contingent consideration if Celgene exercises its options for all of the navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83) program, the rosmantuzumab (anti-RSPO3, OMP-131R10) program, and the etigilimab (anti-TIGIT, OMP-313M32) program. Following Celgene’s exercise of its option for a biologic therapeutic program, the Company will have co-development and co-commercialization rights for the navicixizumab program and the rosmantuzumab program in the U.S. If the Company chooses to co-develop and co-commercialize biologic therapeutic products in such programs in the U.S., the Company will be responsible for one-third and Celgene will be responsible for two-thirds of worldwide development costs, and the Company and Celgene will share 50% of all product profits and losses in the U.S. Outside the U.S., Celgene will have exclusive development and commercialization rights for such programs, with the Company eligible to receive milestones and tiered royalties equal to a percentage of net product sales outside the U.S. in the high-single digits to the mid-teens. With respect to the etigilimab program, and the navicixizumab program and/or the rosmantuzumab program if the Company elects not to co-develop and co-commercialize biologic therapeutic products under such program, Celgene will have exclusive development and commercialization rights worldwide, with the Company eligible to receive milestones and tiered royalties equal to a percentage of net product sales worldwide in the high-single digits to the mid-teens, with such royalties being increased to a range from the low-teens to the mid-teens where the Company had the right to co-develop and co-commercialize biologic therapeutic products under such program but elected not to do so. If Celgene successfully develops and commercializes all of the product candidates, the Company could receive additional contingent consideration of up to $1.29 billion for the achievement of post-option exercise development, regulatory events and sales milestones. As all contingent consideration is based solely on the performance of Celgene, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the agreement with Celgene.

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

Prior to recognizing revenue, the Company estimates the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration includes payments based upon the achievement of specified milestones, and royalty payments based on product sales derived from the collaboration. Under the collaboration agreement, the Company determined that the non-refundable upfront cash payment of $155.0 million and stock premium of $1.7 million received in December 2013 constitute consideration to be included in the transaction price. The Company also included in the transaction price the $70.0 million demcizumab safety milestone that was achieved in December 2015 and the two designation milestone payments of $2.5 million each for the designation of rosmantuzumab and etigilimab as clinical candidates in 2014 and 2015, respectively. The total consideration received of $231.7 million constitutes the transaction price at the transition date for Topic 606. Through December 31, 2017, the Company also received a total of $2.5 million in the aggregate from Celgene to reimburse the costs of research and development services performed by the Company; these reimbursements have historically been recorded as other revenue. As the performance of these research and development services was at the Company's discretion and is not a commitment or performance obligation pursuant to the Celgene collaboration agreement, the reimbursement paid to the Company has been excluded from the transaction price. None of the remaining development and regulatory milestone amounts have been included in the transaction price, as all milestone amounts were fully constrained as of January 1, 2018 and June 30, 2018. As part of the Company’s evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestone amounts is outside the control of the Company and contingent upon success in future clinical trials. Any consideration related to sales milestones and royalties on net product sales will be recognized at the later of when the related sales occur or the performance obligation to which some or all of the sales milestone or royalty has been allocated is satisfied (in whole or in part) and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Following the adoption of Topic 606, the Company recognizes collaboration revenue by measuring the progress toward complete satisfaction of the performance obligation using an input measure. The Company concluded the method that best correlates with progress of the services provided to Celgene is the input method, based on actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. The Company will evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. Under Topic 606, collaboration revenue under the Company’s collaboration agreement with Celgene from inception of the agreement through June 30, 2018 was $186.2 million and deferred revenue was $45.5 million as of June 30, 2018. The performance obligation under the contract is estimated to be substantially complete by the third quarter of 2019.

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

Bayer Strategic Alliance

In June 2010, the Company entered into a strategic alliance with Bayer to discover, develop and commercialize novel anti-CSC biologic and small molecule therapeutics targeting the Wnt signaling pathway. Effective June 16, 2017, Bayer terminated all biologic therapeutic programs under its collaboration with the Company. The Company is no longer eligible to receive any payments under its collaboration with Bayer with respect to biologic therapeutic candidates. With respect to the Wnt pathway small molecule program, the Company remains eligible to receive up to $27.0 million in development milestone payments for each small molecule candidate as well as contingent consideration payments for each small molecule candidate of up to $15.0 million for the achievement of certain regulatory events and up to $70.0 million upon the achievement of specified future product sales. As all such contingent consideration is based solely on the performance of Bayer, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the agreement with Bayer.

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

6. Stockholder’s Equity

Equity Incentive Plans

As of June 30, 2018, a total of 7,537,838 shares of common stock have been authorized under the 2013 Equity Incentive Award Plan (the “2013 Plan”), including the additional 1,500,000 shares of common stock that became available on January 1, 2018 for future issuance under the 2013 Plan as a result of an annual automatic increase provision in the 2013 Plan. As of June 30, 2018, a total of 5,566,610 shares are subject to options and restricted stock units (“RSUs”) outstanding under the 2013 Plan. There are 989,854 shares subject to options outstanding under the 2004 Stock Incentive Plan (the “2004 Plan”) as of June 30, 2018, which will become available for issuance under the 2013 Plan to the extent the options are forfeited or lapse unexercised without issuance of such shares under the 2004 Plan.

The following table summarizes the Company’s stock option and RSU award activity under the 2004 Plan and 2013 Plan including grants to nonemployees during the six months ended June 30, 2018 (in thousands):

	Shares Available
	for Grant	Options and
	of Options and	Awards
	Awards	Outstanding
Balance at December 31, 2017	606	6,097
Additional shares authorized	1,500	—
RSUs awarded	(70)	70
Options granted	(1,682)	1,682
RSUs vested	—	(198)
Options forfeited	963	(963)
RSUs forfeited	132	(132)
Balance at June 30, 2018	1,449	6,556

The weighted-average grant date estimated fair value of options granted during the six months ended June 30, 2018 was $2.34 per share.

Employee Stock Purchase Plan

As of June 30, 2018, a total of 1,893,620 shares of common stock have been authorized and 1,534,713 shares of common stock are available for future issuance under the Company’s Employee Stock Purchase Plan (the “ESPP”). This authorized number includes the additional 350,000 shares of common stock that became available for future issuance under the ESPP as of January 1, 2018 as a result of an annual automatic increase provision in the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period.

During the six months ended June 30, 2018, the Company issued 21,157 shares under the ESPP.

Stock-Based Compensation

Employee stock-based compensation expense was calculated based on awards expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures are expected to differ from those estimates.

Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$960	$1,064	$1,927	$2,770
General and administrative	872	1,132	2,183	2,549
Restructuring charges	—	6	—	6
Total	$1,832	$2,202	$4,110	$5,325

As of June 30, 2018, the Company had $8.5 million, $2.1 million and $10,000 of unrecognized stock-based compensation expense related to stock options, RSUs and ESPP shares, respectively, which are expected to be recognized over an estimated weighted-average period of 2.9 years, 1.0 years and 0.2 years, respectively.

7. Income Taxes

In the second quarter of 2018, the Company recorded an income tax benefit of $0.4 million in the condensed statement of operations as a result of a lapse of statute of limitations on uncertain tax positions and accrued state minimum taxes, treated as a discrete item. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

In the fourth quarter of 2017, the period in which the Tax Cuts and Jobs Act (“Tax Act”) was enacted, the Company calculated its best estimate of the impact of the Tax Act in accordance with its understanding of the Tax Act.  As a result, the Company recorded $1.1 million as income tax benefit in the fourth quarter of 2017 and a corresponding receivable for the expected alternative minimum tax credit refund. The Tax Act also included changes to the Internal Revenue Code, such as a tax rate decrease which resulted in a reduction of $51.7 million in the Company’s deferred tax assets, and a corresponding decrease of the same amount in the valuation allowance against these deferred tax assets, as substantially all of the Company’s deferred tax assets, net of deferred tax liabilities, are subject to a full valuation allowance. The adjustment to deferred taxes continues to be a provisional amount and a reasonable estimate at June 30, 2018. The Company does not expect any impact on recorded deferred tax balances as the remeasurement of net deferred tax assets will be offset by a change in valuation allowance. The Company is analyzing certain aspects of the Tax Act which could potentially affect the remeasurement of the net deferred tax assets as of June 30, 2018.

8. Net Loss per Common Share

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been anti-dilutive (in thousands):

	As of June 30,
	2018	2017
Options to purchase common stock	5,936	5,441
RSUs	620	784
	6,556	6,225

9. Restructuring Charges

On April 24, 2017, the Company’s Board of Directors approved a restructuring plan to reduce operating costs and better align its workforce with the needs of its business following the Company’s announcements that its Phase II “YOSEMITE” clinical trial of demcizumab (anti-DLL4, OMP-21M18) did not meet its primary endpoint and would be discontinued, its Phase II “PINNACLE” clinical trial of tarextumab (anti-Notch2/3, OMP-59R5) did not meet its endpoints, its partner Bayer had decided not to exercise its options to license vantictumab (anti-Fzd, OMP-18R5) and ipafricept (Fzd8-Fc, OMP-54F28), and enrollment would be discontinued in the Phase Ib clinical trial of brontictuzumab (anti-Notch1, OMP-52M51). As a result, the Company incurred $2.5 million in restructuring charges consisting of one-time severance payments and other employee related costs, and other charges through June 30, 2018, of which a majority was paid out in cash during the second quarter of 2017. There are no restructuring charges incurred during the six months ended June 30, 2018. The restructuring reserve of $5,000 is included in accrued liabilities on the condensed balance sheet as of June 30, 2018, and is expected to be fully paid by the third quarter of 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed financial statements (unaudited) and related notes included elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements, include, but are not limited to, the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs; our ability to advance therapeutic candidates into, and successfully complete, clinical trials; our receipt of future milestone payments and/or royalties, and the expected timing of such payments; our collaborators’ exercise of their license options; the commercialization of our therapeutic candidates; the implementation of our business model, strategic plans for our business, therapeutic candidates and technology; the scope of protection we are able to establish and maintain for intellectual property rights covering our therapeutic candidates and technology; estimates of our expenses, future revenues, capital requirements and our needs for additional financing; the timing or likelihood of regulatory filings and approvals; our ability to maintain and establish collaborations or obtain additional government grant funding; our use of proceeds from our at-the-market offering and our underwritten public offering; our financial performance; the anticipated timing, expected costs and financial impact of our restructuring plan and related reduction in force, and the financial impact of other cost saving initiatives; and developments relating to our competitors and our industry. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report on Form 10-Q, the terms “OncoMed,” “Company,” “OncoMed Pharmaceuticals,” “we,” “us” and “our” refer to OncoMed Pharmaceuticals, Inc., a Delaware corporation, unless otherwise noted.

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

We currently have three therapeutic candidates in active clinical development targeting cancer stem cell, or CSC, pathways and immuno-oncology. The first therapeutic candidate in active clinical development, navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), has completed a single-agent Phase Ia trial in patients with advanced solid tumors, and we are conducting two Phase Ib clinical trials of navicixizumab in combination with standard chemotherapy regimens in patients with platinum-resistant ovarian cancer and metastatic colorectal cancer. In July 2018, we decided to cease enrollment of patients in our Phase Ib clinical trial of navicixizumab in patients with metastatic colorectal cancer. Our second therapeutic candidate, etigilimab (anti-TIGIT, OMP-313M32), is currently in both the single-agent Phase Ia portion of a Phase Ia/b clinical trial, which is enrolling patients with advanced or metastatic solid tumors, and the Phase Ib portion of this clinical trial, which combines etigilimab with anti-PD1 (nivolumab). Our third therapeutic candidate, GITRL-Fc (OMP-336B11), is enrolling patients in a single-agent Phase Ia trial in patients with advanced or metastatic solid tumors. Clinical trials for all three of these therapeutic candidates are ongoing, with the intent of gathering additional data required to proceed to later stage clinical trials and potentially product approval. We are also currently discussing next steps with our partner Celgene Corporation, or Celgene, for a fourth clinical-stage program, our rosmantuzumab (anti-RSPO3, OMP-131R10) program, after our Phase Ia/b clinical trial of rosmantuzumab failed to provide compelling evidence of clinical benefit. In addition, we are also pursuing discovery of additional novel approaches to cancer treatment, including new immuno-oncology therapeutic candidates.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales. Our revenue to date has been primarily derived from upfront payments and development milestones received from our current collaborators Celgene and Bayer Pharma AG, or Bayer, and our former collaborator GlaxoSmithKline, or GSK. See Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our revenue recognition policy.

The following table summarizes our revenue for the three and six months ended June 30, 2018 and 2017, which is related to the recognition of upfront payments and reimbursements of research and development costs under our various collaboration arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Celgene:
Recognition of upfront payments	$6,870	$5,013	$14,719	$10,026
Other revenue	—	7	—	217
Celgene total	6,870	5,020	14,719	10,243
Bayer:
Recognition of upfront payments	—	139	—	278
Other revenue	—	1,036	—	1,734
Bayer total	—	1,175	—	2,012
GSK:
Recognition of upfront payments	—	—	—	150
Other revenue	—	—	—	3
GSK total	—	—	—	153
Total collaboration related revenue	$6,870	$6,195	$14,719	$12,408

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2018 and 2017 (in thousands). The internal costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline. The external program costs reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Internal Costs:
Cancer biology, pathology and toxicology	$2,003	$3,364	$3,966	$7,853
Molecular and cellular biology	1,805	1,609	3,537	3,834
Process development and manufacturing	946	818	1,907	2,209
Product development	1,433	2,090	2,983	5,120
Subtotal internal costs	6,187	7,881	12,393	19,016
External Program Costs:
Manufacturing	203	877	629	3,441
Clinical	1,287	5,625	2,752	13,666
Translational medicine	214	534	393	2,068
Toxicology	163	173	274	886
Subtotal external program costs	1,867	7,209	4,048	20,061
Total research and development expense	$8,054	$15,090	$16,441	$39,077

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

For the biologic programs covered under our strategic alliance with Celgene, we are responsible for development of each therapeutic candidate prior to the exercise of Celgene’s option for the applicable program. Based on the terms of the contract, Celgene may exercise such option on a program-by-program basis during certain time periods through the earlier of completion of certain clinical trials or the twelfth anniversary of the date of our collaboration agreement. During the fourth quarter of 2017, we evaluated the development program status of the product candidates under the collaboration agreement with Celgene and determined that the clinical data we have obtained to date supported a revision in our estimate of the remaining period of performance to two years, up to the third quarter of 2019. If Celgene exercises its option for the navicixizumab program or the rosmantuzumab program, we will have the option to co-develop and co-commercialize therapeutic candidates under such program in the United States. If we do so, we will be responsible for a one-third share of the global development costs of such therapeutic candidates, with Celgene bearing the remaining two-thirds of such costs, and we will be entitled to participate in the commercialization activities for such therapeutic candidates in the United States, and to share 50% of all profits and losses arising from U.S. sales of such therapeutic candidates. For the etigilimab program, and the navicixizumab program and/or the rosmantuzumab program if we choose not to exercise our co-development and co-commercialization option, we will enter into a license agreement with Celgene for therapeutic candidates under such program whereupon Celgene would be responsible for all further development costs.

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

Critical Accounting Policies and Estimates

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

Except for the policies related to revenue recognition, there have been no significant and material changes in our critical accounting policies during the three and six months ended June 30, 2018, as compared to those disclosed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our revenue recognition policy.

Recent Accounting Pronouncements

See Note 2 to the Notes to the Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Dollar
(In thousands)	2018	2017	Change
Revenue:
Collaboration revenue	$6,870	$5,152	$1,718
Other revenue	—	1,043	(1,043)
Total revenue	6,870	6,195	675
Operating expenses:
Research and development	8,054	15,090	(7,036)
General and administrative	3,704	4,097	(393)
Restructuring charges	—	2,443	(2,443)
Total operating expenses	11,758	21,630	(9,872)
Loss from operations	(4,888)	(15,435)	10,547
Interest and other income, net	524	214	310
Loss before provision for income taxes	(4,364)	(15,221)	10,857
Provision for income taxes	(388)	4	(392)
Net loss	$(3,976)	$(15,225)	$11,249

Revenue

Total revenue was $6.9 million for the three months ended June 30, 2018, an increase of $0.7 million, or 11%, compared to $6.2 million for the three months ended June 30, 2017. Effective January 1, 2018, we adopted Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers, using the modified retrospective method for our collaboration agreement with Celgene. Under this method, the impact of the transition is reflected in the opening balance of the accumulated deficit as of January 1, 2018, while the prior period revenue amounts are not adjusted. For the second quarter of 2018, under Topic 606, we recognized collaboration revenue of $6.9 million based on a measure of progress toward the completion of the performance obligation. For the second quarter of 2017, we recognized collaboration revenue of $5.2 million on a straight-line basis as permitted by the legacy revenue recognition guidance. For further discussion regarding our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Research and Development

Research and development expenses were $8.1 million for the three months ended June 30, 2018, a decrease of $7.0 million, or 47%, compared to $15.1 million for the three months ended June 30, 2017. External costs decreased by $5.3 million in the second quarter of 2018 compared to the same period in 2017 primarily due to decreases in clinical study costs of $4.3 million mainly as a result of the discontinuation of various clinical programs in 2017, and in manufacturing costs of $0.7 million as a result of the timing of production of materials used in the various clinical studies. Internal costs decreased by $1.7 million in the second quarter of 2018 compared to the same period in 2017 primarily due to a decrease in personnel costs as a result of our restructuring actions in April 2017.

General and Administrative

General and administrative expenses were $3.7 million for the three months ended June 30, 2018, a decrease of $0.4 million, or 10%, compared to $4.1 million for the three months ended June 30, 2017. The decrease in general and administrative expenses in the second quarter of 2018 compared to the same period in 2017 was primarily attributable to a decrease in personnel cost including stock-based compensation as a result of our restructuring actions in April 2017.

We expect that our operating expenses will constitute a material use of our cash balances. We intend to continue to manage our operating activities in line with our existing cash and available financial resources.

Restructuring Charges

Restructuring charges were $2.4 million for the three months ended June 30, 2017 primarily related to severance, other one-time benefits and other employee related charges. See Note 9, “Restructuring Charges,” in the Notes to the Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details, including the types of expenses incurred and cash payments made.

Comparison of the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,		Dollar
(In thousands)	2018	2017	Change
Revenue:
Collaboration revenue	$14,719	$10,454	$4,265
Other revenue	—	1,954	(1,954)
Total revenue	14,719	12,408	2,311
Operating expenses:
Research and development	16,441	39,077	(22,636)
General and administrative	9,098	9,081	17
Restructuring charges	—	2,443	(2,443)
Total operating expenses	25,539	50,601	(25,062)
Loss from operations	(10,820)	(38,193)	27,373
Interest and other income, net	887	368	519
Loss before provision for income taxes	(9,933)	(37,825)	27,892
Provision for income taxes	(383)	8	(391)
Net loss	$(9,550)	$(37,833)	$28,283

Revenue

Total revenue was $14.7 million for the six months ended June 30, 2018, an increase of $2.3 million, or 19%, compared to $12.4 million for the six months ended June 30, 2017. Effective January 1, 2018, we adopted Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers, using the modified retrospective method for our collaboration agreement with Celgene. Under this method, the impact of the transition is reflected in the opening balance of the accumulated deficit as of January 1, 2018, while the prior period revenue amounts are not adjusted. For the second quarter of 2018, under Topic 606, we recognized collaboration revenue of $14.7 million based on a measure of progress toward the completion of the combined performance obligation under our collaboration agreement with Celgene. For the six months ended June 30, 2017, we recognized collaboration revenue of $10.5 million on a straight-line basis as permitted by the legacy revenue recognition guidance. For further discussion regarding our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Research and Development

Research and development expenses were $16.4 million for the six months ended June 30, 2018, a decrease of $22.6 million, or 58%, compared to $39.1 million for the six months ended June 30, 2017. External costs decreased by $16.0 million in the six months ended June 30, 2018 compared to the same period in 2017 primarily due to decreases in clinical study costs of $10.9 million mainly as a result of the discontinuation of various clinical programs in 2017, and in manufacturing costs of $2.8 million as a result of the timing of production of materials used in the various clinical studies. Internal costs decreased by $6.6 million in the six months ended June 30, 2018 compared to the same period in 2017 primarily due to a decrease in personnel costs as a result of our restructuring actions in April 2017.

General and Administrative

General and administrative expenses were $9.1 million for the six months ended June 30, 2018 and 2017.

We expect that our operating expenses will constitute a material use of our cash balances. We intend to continue to manage our operating activities in line with our existing cash and available financial resources.

Restructuring Charges

Restructuring charges were $2.4 million for the six months ended June 30, 2017 primarily related to severance, other one-time benefits and other employee related charges. See Note 9, “Restructuring Charges,” in the Notes to the Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details, including the types of expenses incurred and cash payments made.

Liquidity and Capital Resources

As of June 30, 2018, we had cash, cash equivalents and short term investments totaling $79.9 million.

In June 2015, we filed a shelf registration statement on Form S-3 (File No. 333-204914) that permits: (a) the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and (b) as part of the $250.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co. in one or more at-the-market offerings. Through June 30, 2018, we have sold 743,987 shares of common stock pursuant to our at-the-market program at a weighted average price of $8.93 per share, resulting in aggregate net proceeds to us of $6.5 million, net of offering costs. For the six months ended June 30, 2018, we did not sell any shares pursuant to our at-the-market program.

On August 23, 2016, we closed the sale of an aggregate of 6,325,000 shares of our common stock at a public offering price of $10.00 per share. The shares were issued pursuant to a prospectus supplement filed with the SEC on August 17, 2016, and related prospectus, pursuant to the shelf registration statement described above. We received net offering proceeds of approximately $59.2 million, net of underwriting discounts and commissions and offering costs.

In May 2018, we filed a new shelf registration statement on Form S-3 (File No. 333-225225) that permits: (a) the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock, preferred stock, debt securities, warrants and/or units; and (b) as part of the $150.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $30.0 million of our common stock that may be issued and sold under our sales agreement with Cantor Fitzgerald & Co. in one or more at-the-market offerings. As of June 30, 2018, we have not sold any securities pursuant to this shelf registration statement. Following the effectiveness of this shelf registration statement on Form S-3 in June 2018, no additional securities covered by the prior shelf registration statement on Form S-3 (File No. 333-204914) shall be offered or sold.

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

We believe that our existing cash, cash equivalents and short-term investments as of June 30, 2018 will be sufficient to meet our anticipated cash requirements through the fourth quarter of 2019, without taking into account potential future milestone payments to us or proceeds to us from any future sales of our securities pursuant to our shelf registration statement including our at-the-market program. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our therapeutic candidates and potential therapeutic candidates;
•	the number and characteristics of therapeutic candidates that we pursue;
•	the progress, costs and results of our clinical trials;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory requirements;
•	funding we may receive under any new collaborations we may enter into or new government grants we may be awarded in the future;
•	the costs and timing of hiring new employees to support our future growth; and
•	the costs and timing of procuring clinical supplies of our therapeutic candidates.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(22,638)	$(56,090)
Net cash provided by investing activities	19,880	49,339
Net cash provided by financing activities	42	1,738

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2018 was $22.6 million. The net loss of $9.5 million was offset by non-cash charges of $0.8 million for depreciation and amortization and $4.1 million for stock-based compensation. The change in net operating assets and liabilities of $18.2 million was primarily due to a decrease in accounts payable of $1.6 million and accrued liabilities of $0.4 million due to the timing of vendor payments, a decrease in accrued clinical liabilities of $1.9 million due to the decrease in our clinical development activities, and a decrease in deferred revenue of $14.7 million due to the revenue recognized in the six months ended June 30, 2018 from our collaboration arrangement with Celgene.

Cash used in operating activities for the six months ended June 30, 2017 was $56.1 million. The net loss of $37.8 million was offset by non-cash charges of $0.9 million for depreciation and amortization and $5.3 million for stock-based compensation. The change in net operating assets and liabilities of $24.4 million was primarily due to a decrease in accounts payable of $2.8 million, accrued liabilities of $3.2 million and accrued clinical liabilities of $9.3 million due to timing of payments, and a decrease in deferred revenue of $10.4 million due to the amortization of upfront payments from our prior and current collaboration arrangements with GSK, Bayer and Celgene.

Cash Flows from Investing Activities

Cash provided by investing activities of $19.9 million for the six months ended June 30, 2018 primarily reflects maturities of short-term investments of $89.5 million, offset by purchases of short-term investments of $69.4 million and acquisition of property and equipment of $0.3 million.

Cash provided by investing activities of $49.3 million for the six months ended June 30, 2017 primarily reflects maturities of short-term investments of $87.6 million, offset by purchases of short-term investments of $37.8 million and acquisition of property and equipment of $0.5 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $42,000 and $1.7 million for the six months ended June 30, 2018 and 2017, respectively, was due to the proceeds from the issuance of common stock upon the exercise of stock options and from purchases of common stock under our Employee Stock Purchase Plan.

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

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $79.9 million and $103.1 million as of June 30, 2018 and December 31, 2017, respectively, which consisted of bank deposits and U.S. Treasury Bills. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt as of June 30, 2018 and December 31, 2017.

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

Foreign Currency Exchange Rate Sensitivity

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in Euro and British Sterling. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward foreign exchange contracts, nor did we in the six months ended June 30, 2018. All foreign transactions settled on the applicable spot exchange basis at the time such payments were made.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, other than as described in the updated risk factors provided below.

If we or our current or future collaborators are required to suspend or discontinue clinical trials due to side effects or other safety risks, or if we or they are required to conduct studies on the long-term effects associated with the use of our therapeutic candidates, our ability to commercialize our therapeutic candidates could be adversely affected or delayed.

Our clinical trials, and any clinical trials with our therapeutic candidates that may be run by our current or future collaborators, may be suspended, delayed, or terminated at any time for a number of safety-related reasons. For example, we may voluntarily suspend, delay, or terminate our clinical trials if at any time we believe that our therapeutic candidates present an unacceptable safety risk to the clinical trial patients, and our current or future collaborators may voluntarily suspend, delay, or terminate clinical trials they may run with our therapeutic candidates, if at any time they believe that our therapeutic candidates present an unacceptable safety risk to the clinical trial patients. In addition, IRBs or regulatory agencies may order the temporary discontinuation or termination of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, including if they present an unacceptable safety risk to patients. Administering any therapeutic candidate to humans may produce undesirable side effects. The existence of undesirable side effects resulting from our therapeutic candidates could cause us, or our collaborators, or regulatory authorities, such as the FDA, to interrupt, delay or halt clinical trials of our therapeutic candidates and could result in the FDA or other regulatory agencies denying further development or approval of our therapeutic candidates for any or all targeted indications. This, in turn, could affect whether Celgene exercises its development options under our collaboration and could prevent us from commercializing our therapeutic candidates. Further, our programs modulate novel classes of targets and/or modulate targets in novel ways. As a result, we may experience unforeseen adverse side effects with our therapeutic candidates currently in clinical development and any future therapeutic candidates, including navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), etigilimab (anti-TIGIT, OMP-313M32), and GITRL-Fc (OMP-336B11).

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

Patients treated with navicixizumab in our clinical trials have experienced treatment-related adverse events including hypertension, infusion reactions, gastrointestinal/gallbladder perforation, thrombocytopenia, headache, fatigue, proteinuria and pulmonary hypertension.  In our earlier clinical trials with a related anti-DLL4 antibody, demcizumab (anti-DLL4, OMP-21M18), cardiopulmonary events, including reversible pulmonary hypertension and/or heart failure, were observed in certain patients and resulted in demcizumab being placed on partial clinical hold until a risk mitigation strategy that included cardiac monitoring and early intervention with cardioprotective medication, if indicated, was implemented.  A similar risk mitigation strategy has been implemented in our navicixizumab clinical trials.  The presence of anti-drug antibodies was observed in a subset of patients receiving navicixizumab in our Phase I clinical trials.  In at least some instances, the anti-drug antibodies were associated with infusion reactions to the drug resulting in suspension or termination of navicixizumab administration. Additionally, anti-drug antibodies negatively impacted the pharmacokinetics of navicixizumab in some patients. Treatment-related adverse events that have occurred in more than one patient treated with etigilimab include rash, pruritis, mucositis and fatigue. Treatment-related adverse events that have occurred in more than one patient treated with GITRL-Fc include nausea and infusion reactions. In addition, anti-drug antibodies have been observed in patients being treated with GITRL-Fc.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.1†	Amendment 6 to the Collaboration and Option Agreement, dated June 13, 2018, by and between the registrant and Bayer Pharma AG				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive and Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

†Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OncoMed Pharmaceuticals, Inc.

Date: August 2, 2018	By:	/s/ Yvonne Li
Yvonne Li Vice President of Finance, Controller and Administration (principal financial and accounting officer)