Form 10-Q
period 2018-09-30
OncoMed Pharmaceuticals Inc
filed 2018-11-01
CIK 1302573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 38,630,145.

ONCOMED PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OncoMed Pharmaceuticals, Inc.

Condensed Balance Sheets
(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
		(Note 2)
Assets
Current assets:
Cash and cash equivalents	$8,406	$13,277
Short-term investments	62,450	89,814
Accounts receivable and other receivables	416	405
Prepaid and other current assets	1,913	1,709
Total current assets	73,185	105,205
Property and equipment, net	2,362	3,275
Other assets	1,606	1,842
Total assets	$77,153	$110,322
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,163	$2,565
Accrued liabilities	4,571	3,940
Accrued clinical liabilities	2,327	4,434
Current portion of deferred revenue	11,278	82,193
Total current liabilities	21,339	93,132
Deferred revenue, less current portion	—	61,645
Deferred rent	4,090	3,765
Non-current income tax payable	—	383
Total liabilities	25,429	158,925
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2018 and December 31, 2017; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized at September 30, 2018 and December 31, 2017; 38,525,781 and 38,212,505 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	38	38
Additional paid-in capital	408,868	403,077
Accumulated other comprehensive income (loss)	(62)	289
Accumulated deficit	(357,120)	(452,007)
Total stockholders’ equity (deficit)	51,724	(48,603)
Total liabilities and stockholders' equity (deficit)	$77,153	$110,322

See accompanying notes to the condensed financial statements.

OncoMed Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Collaboration revenue	$19,518	$5,013	$34,237	$15,467
Other revenue	—	93	—	2,048
Total revenue	19,518	5,106	34,237	17,515
Operating expenses:
Research and development	10,025	12,191	26,466	51,268
General and administrative	3,702	3,871	12,800	12,952
Restructuring charges	—	69	—	2,513
Total operating expenses	13,727	16,131	39,266	66,733
Income (loss) from operations	5,791	(11,025)	(5,029)	(49,218)
Interest and other income, net	324	337	1,211	705
Income (loss) before provision for income taxes	6,115	(10,688)	(3,818)	(48,513)
Income tax provision (benefit)	—	4	(383)	12
Net income (loss)	$6,115	$(10,692)	$(3,435)	$(48,525)
Net income (loss) per common share, basic and diluted	$0.16	$(0.28)	$(0.09)	$(1.29)
Shares used to compute net income (loss) per common share, basic	38,508,204	37,662,868	38,381,374	37,520,608
Shares used to compute net income (loss) per common share, diluted	38,512,526	37,662,868	38,381,374	37,520,608

See accompanying notes to the condensed financial statements.

OncoMed Pharmaceuticals, Inc.

Condensed Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$6,115	$(10,692)	$(3,435)	$(48,525)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax	(5)	(97)	(351)	(85)
Total comprehensive income (loss)	$6,110	$(10,789)	$(3,786)	$(48,610)

See accompanying notes to the condensed financial statements.

OncoMed Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(3,435)	$(48,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,288	1,286
Stock-based compensation	5,702	7,278
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(11)	2,167
Prepaid and other current assets	(204)	65
Other assets	236	680
Accounts payable	598	(4,111)
Accrued liabilities	394	(3,651)
Accrued clinical liabilities	(2,107)	(12,975)
Deferred revenue	(34,237)	(15,497)
Deferred rent	325	662
Net cash used in operating activities	(31,451)	(72,621)
Investing activities
Purchases of property and equipment	(522)	(484)
Purchases of short-term investments	(77,379)	(107,502)
Maturities of short-term investments	104,392	157,327
Net cash provided by investing activities	26,491	49,341
Financing activities
Proceeds from issuance of common stock related to the exercise of options and employee stock plan purchases	89	2,204
Net cash provided by financing activities	89	2,204
Net decrease in cash and cash equivalents	(4,871)	(21,076)
Cash and cash equivalents at beginning of period	13,277	36,953
Cash and cash equivalents at end of period	$8,406	$15,877
Supplemental cash flow information:
Accrued liabilities for purchase of property and equipment	$26	$—

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

There have been no material changes to our significant accounting policies as of and for the nine months ended September 30, 2018, except for the policy related to revenue recognition.

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

Customer Concentration

Customers whose revenue accounted for 10% or more of total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Celgene Corporation ("Celgene")	100%	100%	100%	88%
Bayer Pharma AG ("Bayer")	—	—	—	11%

Net Income (Loss) per Common Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares and common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, potentially dilutive securities consisting of stock options and restricted stock units are considered to be common stock equivalents. Common stock equivalents were excluded in the calculation of diluted net loss per common share because their effect would be anti-dilutive.

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

The Company’s deferred revenue associated with its Celgene collaboration agreement as of December 31, 2017 under Topic 605 was $143.8 million. As a result of adopting Topic 606, the Company recorded a $98.3 million reduction to its deferred revenue and opening accumulated deficit on January 1, 2018 as a result of the cumulative impact of the change in the recognition of the upfront and milestone payments using the input method (described further in Note 5, “Collaborations”) under Topic 606, rather than on a ratable basis which was applied in prior periods. Under Topic 606, the deferred revenue balance was $45.5 million as of January 1, 2018. The remaining performance obligation under the contract is estimated to be substantially complete by the third quarter of 2019.

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

Impact of Adoption

The following table summarizes the impact of adopting Topic 606 on select unaudited condensed balance sheet and condensed statement of operations line items (in thousands, except per share data):

	Balance at December 31, 2017	Adjustment	Balance at January 1, 2018
Condensed Balance Sheets:
Deferred revenue, current portion	$82,193	$(51,299)	$30,894
Deferred revenue, non-current portion	61,645	(47,023)	14,622
Accumulated deficit	(452,007)	98,322	(353,685)

	Three months ended September 30, 2018
	As reported under Topic 606	Adjustment	Balances without the adoption of Topic 606
Condensed Statements of Operations:
Collaboration revenue	$19,518	$1,031	$20,549
Income from operations	5,791	1,031	6,822
Net income	6,115	1,031	7,146
Net income per common shares, basic and diluted	$0.16	$0.03	$0.19

	Nine months ended September 30, 2018
	As reported under Topic 606	Adjustment	Balances without the adoption of Topic 606
Condensed Statements of Operations:
Collaboration revenue	$34,237	$27,410	$61,647
Income (loss) from operations	(5,029)	27,410	22,381
Net income (loss)	(3,435)	27,410	23,975
Net income (loss) per common shares, basic and diluted	$(0.09)	$0.71	$0.62

Contract Balances

Upfront payments and fees may be required to be recorded as deferred revenue upon receipt or when due, and recognized in a future period when or as the Company performs its obligations under these arrangements. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional.

As of September 30, 2018, the Company’s contract liabilities, which consisted of deferred revenue, decreased by a total of $132.6 million from December 31, 2017, of which $98.3 million was related to the cumulative adjustment to the opening balance of accumulated deficit upon the adoption of Topic 606 on January 1, 2018 and $34.2 million related to revenue recognized for the nine months ended September 30, 2018. The remaining performance obligation under the Company’s collaboration agreement with Celgene is expected to be substantially complete by the third quarter of 2019. Upon adoption of the standard as of January 1, 2018, the Company had a $45.5 million contract liability. As of September 30, 2018, the Company had a $11.3 million contract liability. There were no changes in transaction price during the three and nine month periods ended September 30, 2018.

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

ASU No. 2018-13, Fair Value Measurements (Topic 820)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement. ASU 2018-13 eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. This guidance will become effective for the Company in the first quarter of 2020, with early adoption permitted. The Company plans to adopt the guidance in the first quarter of 2020. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

3. Cash, Cash Equivalents and Investments

The fair value of securities at September 30, 2018 and December 31, 2017, was as follows (in thousands):

	September 30, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$169	$—	$—	$169
U.S. treasury bills	62,512	—	(62)	62,450
Total available-for-sale securities	$62,681	$—	$(62)	$62,619
Classified as:
Cash equivalents				$169
Short-term investments				62,450
Total				$62,619

As of September 30, 2018, the Company had a total of $70.9 million in cash, cash equivalents and short-term investments, which includes $8.4 million in cash and cash equivalents and $62.5 million in short-term investments.

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

All available-for-sale securities held as of September 30, 2018 and December 31, 2017 had contractual maturities of less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$169	$—	$—	$169
U.S. treasury bills	—	62,450	—	62,450
Total	$169	$62,450	$—	$62,619

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$99	$—	$—	$99
U.S. treasury bills	—	89,814	—	89,814
Total	$99	$89,814	$—	$89,913

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

5. Collaborations

Summary of Collaboration Related Revenue

The Company has recognized the following revenues from its collaboration agreements during the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Celgene:
Recognition of upfront payments	$19,518	$5,013	$34,237	$15,039
Other revenue	—	93	—	311
Celgene total	19,518	5,106	34,237	15,350
Bayer:
Recognition of upfront payments	—	—	—	278
Other revenue	—	—	—	1,734
Bayer total	—	—	—	2,012
GSK:
Recognition of upfront payments	—	—	—	150
Other revenue	—	—	—	3
GSK total	—	—	—	153
Total collaboration related revenue	$19,518	$5,106	$34,237	$17,515

Adoption of ASU No. 2014-09

On January 1, 2018, the Company adopted ASU No. 2014-09 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with Topic 605.

Celgene Strategic Alliance

In December 2013, the Company entered into a collaboration agreement with Celgene pursuant to which the Company and Celgene are collaborating on research and development programs directed to the discovery and development of novel biologic therapeutics. In September 2018, Celgene informed the Company of Celgene’s decision not to exercise its option to license the navicixizumab program due to strategic product portfolio considerations. The Company and Celgene have formalized the termination of the collaboration agreement with respect to the navicixizumab program, and as a result, effective January 23, 2019, the Company will retain worldwide rights to navicixizumab. In October 2018, Celgene notified the Company of its decision not to exercise its option to license rosmantuzumab (anti-RSPO3, OMP-131R10) and terminated the companies’ collaboration agreement with respect to rosmantuzumab, effective February 12, 2019. The Company will retain worldwide rights to rosmantuzumab upon termination. The etigilimab (anti-TIGIT, OMP-313M32) program is the only program remaining under the collaboration.  As of September 30, 2018, the Company is not eligible to receive any milestone payments under its collaboration with Celgene prior to the point that Celgene exercises its remaining option. The Company is eligible to receive up to approximately $35.0 million of contingent consideration if Celgene exercises its options for the etigilimab program. Following Celgene’s exercise of its option for the    etigilimab program, Celgene will have exclusive development and commercialization rights worldwide, with the Company eligible to receive milestones and tiered royalties equal to a percentage of net product sales worldwide in the high-single digits to the mid-teens. If Celgene successfully develops and commercializes product candidates in the etigilimab program, the Company could receive additional contingent consideration of up to $402.5 million for the achievement of post-option exercise development, regulatory events and sales milestones. As all contingent consideration is based solely on the performance of Celgene, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the agreement with Celgene.

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

Prior to recognizing revenue, the Company estimates the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration includes payments based upon the achievement of specified milestones, and royalty payments based on product sales derived from the collaboration. Under the collaboration agreement, the Company determined that the non-refundable upfront cash payment of $155.0 million and stock premium of $1.7 million received in December 2013 constitute consideration to be included in the transaction price. The Company also included in the transaction price the $70.0 million demcizumab (anti-DLL4, OMP-21M18) safety milestone that was achieved in December 2015 and the two designation milestone payments of $2.5 million each for the designation of rosmantuzumab and etigilimab as clinical candidates in 2014 and 2015, respectively. The total consideration received of $231.7 million constitutes the transaction price at the transition date for Topic 606. Through December 31, 2017, the Company also received a total of $2.5 million in the aggregate from Celgene to reimburse the costs of research and development services performed by the Company; these reimbursements have historically been recorded as other revenue. As the performance of these research and development services was at the Company's discretion and is not a commitment or performance obligation pursuant to the Celgene collaboration agreement, the reimbursement paid to the Company has been excluded from the transaction price. None of the remaining development and regulatory milestone amounts have been included in the transaction price, as all milestone amounts were fully constrained as of January 1, 2018 and September 30, 2018. As part of the Company’s evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestone amounts is outside the control of the Company and contingent upon success in future clinical trials. Any consideration related to sales milestones and royalties on net product sales will be recognized at the later of when the related sales occur or the performance obligation to which some or all of the sales milestone or royalty has been allocated is satisfied (in whole or in part) and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Following the adoption of Topic 606, the Company recognizes collaboration revenue by measuring the progress toward complete satisfaction of the performance obligation using an input measure. The Company concluded the method that best correlates with progress of the services provided to Celgene is the input method, based on actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. The Company will evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. Under Topic 606, collaboration revenue under the Company’s collaboration agreement with Celgene was $34.2 million for the nine months ended September 30, 2018 and deferred revenue balance was $11.3 million as of September 30, 2018. The performance obligation under the contract is estimated to be substantially complete by the third quarter of 2019.

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

Bayer Strategic Alliance

In June 2010, the Company entered into a strategic alliance with Bayer to discover, develop and commercialize novel anti-CSC biologic and small molecule therapeutics targeting the Wnt signaling pathway. Effective June 16, 2017, Bayer terminated all biologic therapeutic programs under its collaboration with the Company. The Company is no longer eligible to receive any payments under its collaboration with Bayer with respect to biologic therapeutic candidates. With respect to the Wnt pathway small molecule program, the Company remains eligible to receive up to $27.0 million in development milestone payments for each small molecule candidate as well as contingent consideration payments for each small molecule candidate of up to $15.0 million for the achievement of certain regulatory events and up to $70.0 million upon the achievement of specified future product sales. As all such contingent consideration is based solely on the performance of Bayer, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue.

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

6. Stockholder’s Equity

Equity Incentive Plans

As of September 30, 2018, a total of 7,537,838 shares of common stock have been authorized under the 2013 Equity Incentive Award Plan (the “2013 Plan”), including the additional 1,500,000 shares of common stock that became available on January 1, 2018 for future issuance under the 2013 Plan as a result of an annual automatic increase provision in the 2013 Plan. As of September 30, 2018, a total of 5,422,638 shares are subject to options and restricted stock units (“RSUs”) outstanding under the 2013 Plan. There are 989,854 shares subject to options outstanding under the 2004 Stock Incentive Plan (the “2004 Plan”) as of September 30, 2018, which will become available for issuance under the 2013 Plan to the extent the options are forfeited or lapse unexercised without issuance of such shares under the 2004 Plan.

The following table summarizes the Company’s stock option and RSU award activity under the 2004 Plan and 2013 Plan including grants to nonemployees during the nine months ended September 30, 2018 (in thousands):

	Shares Available
	for Grant	Options and
	of Options and	Awards
	Awards	Outstanding
Balance at December 31, 2017	606	6,097
Additional shares authorized	1,500	—
RSUs awarded	(70)	70
Options granted	(1,744)	1,744
RSUs vested	—	(268)
Options forfeited	1,089	(1,089)
RSUs forfeited	142	(142)
Balance at September 30, 2018	1,523	6,412

The weighted-average grant date estimated fair value of options granted during the nine months ended September 30, 2018 was $2.32 per share.

Employee Stock Purchase Plan

As of September 30, 2018, a total of 1,893,620 shares of common stock have been authorized and 1,510,518 shares of common stock are available for future issuance under the Company’s Employee Stock Purchase Plan (the “ESPP”). This authorized number includes the additional 350,000 shares of common stock that became available for future issuance under the ESPP as of January 1, 2018 as a result of an annual automatic increase provision in the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period.

During the nine months ended September 30, 2018, the Company issued 45,352 shares under the ESPP.

Stock-Based Compensation

Employee stock-based compensation expense was calculated based on awards expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures are expected to differ from those estimates.

Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$954	$970	$2,881	$3,739
General and administrative	638	983	2,821	3,533
Restructuring charges	—	—	—	6
Total	$1,592	$1,953	$5,702	$7,278

As of September 30, 2018, the Company had $7.3 million, $1.7 million and $19,000 of unrecognized stock-based compensation expense related to stock options, RSUs and ESPP shares, respectively, which are expected to be recognized over an estimated weighted-average period of 2.8 years, 0.9 years and 0.4 years, respectively.

7. Income Taxes

For the nine months ended September 30, 2018, the Company recorded an income tax benefit of $0.4 million in the condensed statement of operations as a result of a lapse of statute of limitations on uncertain tax positions and accrued state minimum taxes, treated as a discrete item. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

In the fourth quarter of 2017, the period in which the Tax Cuts and Jobs Act (“Tax Act”) was enacted, the Company calculated its best estimate of the impact of the Tax Act in accordance with its understanding of the Tax Act.  As a result, the Company recorded $1.1 million as income tax benefit in the fourth quarter of 2017 and a corresponding receivable for the expected alternative minimum tax credit refund. The Tax Act also included changes to the Internal Revenue Code, such as a tax rate decrease which resulted in a reduction of $51.7 million in the Company’s deferred tax assets, and a corresponding decrease of the same amount in the valuation allowance against these deferred tax assets, as substantially all of the Company’s deferred tax assets, net of deferred tax liabilities, are subject to a full valuation allowance. The adjustment to deferred taxes continues to be a provisional amount and a reasonable estimate at September 30, 2018. The Company does not expect any impact on recorded deferred tax balances as the remeasurement of net deferred tax assets will be offset by a change in valuation allowance. The Company is analyzing certain aspects of the Tax Act which could potentially affect the remeasurement of the net deferred tax assets as of September 30, 2018.

8. Net Income (Loss) per Common Share

The following is a computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$6,115	$(10,692)	$(3,435)	$(48,525)

Basic:
Weighted-average common stock outstanding	38,508	37,663	38,381	37,521
Net income (loss) per share, basic	$0.16	$(0.28)	$(0.09)	$(1.29)

Diluted:
Weighted-average common stock outstanding	38,508	37,663	38,381	37,521
Add: Common equivalent shares outstanding	5	—	—	—
Weighted-average common stock outstanding and dilutive shares	38,513	37,663	38,381	37,521
Net income (loss) per share, diluted	$0.16	$(0.28)	$(0.09)	$(1.29)

The following outstanding common stock equivalents were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Options to purchase common stock	5,753	4,987	5,873	4,987
RSUs	540	667	540	667
	6,293	5,654	6,413	5,654

9. Subsequent Events

In October 2018, the Company signed an agreement to sublease a specified portion of the Company’s office facility located in Redwood City, California. The sublease has a term of 24 months and will expire in 2020. The aggregate sublease proceeds for the term of the lease are approximately $1.8 million.

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

We currently have three therapeutic candidates in active clinical development targeting cancer stem cell, or CSC, pathways and immuno-oncology. The first therapeutic candidate in active clinical development, navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), has completed a single-agent Phase Ia trial in patients with advanced solid tumors, and we are conducting a Phase Ib clinical trial of navicixizumab in combination with standard chemotherapy regimens in patients with platinum-resistant ovarian cancer.  In September 2018, Celgene Corporation, or Celgene, informed us of its decision not to exercise its option to license navicixizumab due to strategic product portfolio considerations. We and Celgene have formalized the termination of the collaboration agreement with respect to navicixizumab, and as a result, effective January 23, 2019, we will retain worldwide rights to navicixizumab. We continue to enroll patients in our Phase Ib clinical trial of navicixizumab while we determine the next steps for the program. Our second therapeutic candidate, etigilimab (anti-TIGIT, OMP-313M32), is currently in both the single-agent Phase Ia portion of a Phase Ia/b clinical trial, which is enrolling patients with advanced or metastatic solid tumors, and the Phase Ib portion of this clinical trial, which combines etigilimab with anti-PD1 (nivolumab). Our third therapeutic candidate, GITRL-Fc (OMP-336B11), is enrolling patients in a single-agent Phase Ia trial in patients with advanced or metastatic solid tumors. Clinical trials for all three of these therapeutic candidates are ongoing, with the intent of gathering additional data required to proceed to later stage clinical trials and potentially product approval. Our Phase Ia/b clinical trial of a fourth clinical stage program, our rosmantuzumab (anti-RSPO3, OMP-131R10) program, failed to provide compelling evidence of clinical benefit and, in October 2018, Celgene notified us of its decision not to exercise its option to license rosmantuzumab and terminated our collaboration agreement with respect to rosmantuzumab, effective February 12, 2019. We will retain worldwide rights to rosmantuzumab upon termination. In addition, we are also pursuing discovery of additional novel approaches to cancer treatment, including new immuno-oncology therapeutic candidates.

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

The following table summarizes our revenue for the three and nine months ended September 30, 2018 and 2017, which is related to the recognition of upfront payments and reimbursements of research and development costs under our various collaboration arrangements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Celgene:
Recognition of upfront payments	$19,518	$5,013	$34,237	$15,039
Other revenue	—	93	—	311
Celgene total	19,518	5,106	34,237	15,350
Bayer:
Recognition of upfront payments	—	—	—	278
Other revenue	—	—	—	1,734
Bayer total	—	—	—	2,012
GSK:
Recognition of upfront payments	—	—	—	150
Other revenue	—	—	—	3
GSK total	—	—	—	153
Total collaboration related revenue	$19,518	$5,106	$34,237	$17,515

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2018 and 2017 (in thousands). The internal costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline. The external program costs reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Internal Costs:
Cancer biology, pathology and toxicology	$1,802	$2,318	$5,769	$10,172
Molecular and cellular biology	1,695	1,343	5,231	5,177
Process development and manufacturing	969	714	2,876	2,923
Product development	1,432	1,957	4,415	7,076
Subtotal internal costs	5,898	6,332	18,291	25,348
External Program Costs:
Manufacturing	1,453	438	2,081	3,879
Clinical	1,571	4,782	4,323	18,448
Translational medicine	1,021	564	1,414	2,632
Toxicology	82	75	357	961
Subtotal external program costs	4,127	5,859	8,175	25,920
Total research and development expense	$10,025	$12,191	$26,466	$51,268

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

For the biologic programs covered under our strategic alliance with Celgene, we are responsible for development of each therapeutic candidate prior to the exercise of Celgene’s option for the applicable program. Based on the terms of the contract, Celgene may exercise such option on a program-by-program basis during certain time periods through the earlier of completion of certain clinical trials or the twelfth anniversary of the date of our collaboration agreement. During the fourth quarter of 2017, we evaluated the development program status of the product candidates under the collaboration agreement with Celgene and determined that the clinical data we have obtained to date supported a revision in our estimate of the remaining period of performance to two years, up to the third quarter of 2019. If Celgene exercises its option for the etigilimab program, we will enter into a license agreement with Celgene for therapeutic candidates under such program whereupon Celgene would be responsible for all further development costs.

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

Except for the policies related to revenue recognition, there have been no significant and material changes in our critical accounting policies during the three and nine months ended September 30, 2018, as compared to those disclosed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our revenue recognition policy.

Recent Accounting Pronouncements

See Note 2 to the Notes to the Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,		Dollar
(In thousands)	2018	2017	Change
Revenue:
Collaboration revenue	$19,518	$5,013	$14,505
Other revenue	—	93	(93)
Total revenue	19,518	5,106	14,412
Operating expenses:
Research and development	10,025	12,191	(2,166)
General and administrative	3,702	3,871	(169)
Restructuring charges	—	69	(69)
Total operating expenses	13,727	16,131	(2,404)
Income (loss) from operations	5,791	(11,025)	16,816
Interest and other income, net	324	337	(13)
Income (loss) before provision for income taxes	6,115	(10,688)	16,803
Income tax provision	—	4	(4)
Net income (loss)	$6,115	$(10,692)	$16,807

Revenue

Total revenue was $19.5 million for the three months ended September 30, 2018, an increase of $14.4 million, or 282%, compared to $5.1 million for the three months ended September 30, 2017. Effective January 1, 2018, we adopted Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers, using the modified retrospective method for our collaboration agreement with Celgene. Under this method, the impact of the transition is reflected in the opening balance of the accumulated deficit as of January 1, 2018, while the prior period revenue amounts are not adjusted. For the third quarter of 2018, under Topic 606, we recognized collaboration revenue of $19.5 million based on a measure of progress toward the completion of the performance obligation. For the third quarter of 2017, we recognized collaboration revenue of $5.0 million on a straight-line basis as permitted by the legacy revenue recognition guidance. For further discussion regarding our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Research and Development

Research and development expenses were $10.0 million for the three months ended September 30, 2018, a decrease of $2.2 million, or 18%, compared to $12.2 million for the three months ended September 30, 2017. External costs decreased by $1.7 million in the third quarter of 2018 compared to the same period in 2017 primarily due to decreases in clinical study costs of $3.2 million mainly as a result of the discontinuation of various clinical programs in 2017, offset by an increase in manufacturing costs of $1.0 million as a result of the timing of production of materials used in the various clinical studies. Internal costs decreased by $0.4 million in the third quarter of 2018 compared to the same period in 2017 primarily due to a decrease in personnel costs as a result of our restructuring actions in April 2017.

General and Administrative

General and administrative expenses were $3.7 million for the three months ended September 30, 2018, a decrease of $0.2 million, or 4%, compared to $3.9 million for the three months ended September 30, 2017. The decrease in general and administrative expenses in the third quarter of 2018 compared to the same period in 2017 was primarily attributable to a decrease in personnel cost including stock-based compensation as a result of our restructuring actions in April 2017.

We expect that our operating expenses will constitute a material use of our cash balances. We intend to continue to manage our operating activities in line with our existing cash and available financial resources.

Comparison of the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,		Dollar
(In thousands)	2018	2017	Change
Revenue:
Collaboration revenue	$34,237	$15,467	$18,770
Other revenue	—	2,048	(2,048)
Total revenue	34,237	17,515	16,722
Operating expenses:
Research and development	26,466	51,268	(24,802)
General and administrative	12,800	12,952	(152)
Restructuring charges	—	2,513	(2,513)
Total operating expenses	39,266	66,733	(27,467)
Loss from operations	(5,029)	(49,218)	44,189
Interest and other income, net	1,211	705	506
Loss before provision for income taxes	(3,818)	(48,513)	44,695
Income tax provision (benefit)	(383)	12	(395)
Net loss	$(3,435)	$(48,525)	$45,090

Revenue

Total revenue was $34.2 million for the nine months ended September 30, 2018, an increase of $16.7 million, or 95%, compared to $17.5 million for the nine months ended September 30, 2017. Effective January 1, 2018, we adopted Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers, using the modified retrospective method for our collaboration agreement with Celgene. Under this method, the impact of the transition is reflected in the opening balance of the accumulated deficit as of January 1, 2018, while the prior period revenue amounts are not adjusted. For the nine months ended September 30, 2018, under Topic 606, we recognized collaboration revenue of $34.2 million based on a measure of progress toward the completion of the combined performance obligation under our collaboration agreement with Celgene. For the nine months ended September 30, 2017, we recognized collaboration revenue of $15.5 million on a straight-line basis as permitted by the legacy revenue recognition guidance. For further discussion regarding our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Research and Development

Research and development expenses were $26.5 million for the nine months ended September 30, 2018, a decrease of $24.8 million, or 48%, compared to $51.3 million for the nine months ended September 30, 2017. External costs decreased by $17.7 million in the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to decreases in clinical study costs of $14.1 million mainly as a result of the discontinuation of various clinical programs in 2017, and in manufacturing costs of $1.8 million as a result of the timing of production of materials used in the various clinical studies. Internal costs decreased by $7.1 million in the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to a decrease in personnel costs as a result of our restructuring actions in April 2017.

General and Administrative

General and administrative expenses were $12.8 million for the nine months ended September 30, 2018, a decrease of $0.2 million, or 1%, compared to $13.0 million for the nine months ended September 30, 2017.

We expect that our operating expenses will constitute a material use of our cash balances. We intend to continue to manage our operating activities in line with our existing cash and available financial resources.

Restructuring Charges

Restructuring charges were $2.5 million for the nine months ended September 30, 2017 primarily related to severance, other one-time benefits and other employee related charges as a result of our restructuring actions in April 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had cash, cash equivalents and short term investments totaling $70.9 million.

In June 2015, we filed a shelf registration statement on Form S-3 (File No. 333-204914) that permits: (a) the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and (b) as part of the $250.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co. in one or more at-the-market offerings. Through September 30, 2018, we have sold 743,987 shares of common stock pursuant to our at-the-market program at a weighted average price of $8.93 per share, resulting in aggregate net proceeds to us of $6.5 million, net of offering costs. For the nine months ended September 30, 2018, we did not sell any shares pursuant to our at-the-market program.

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

In May 2018, we filed a new shelf registration statement on Form S-3 (File No. 333-225225) that permits: (a) the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock, preferred stock, debt securities, warrants and/or units; and (b) as part of the $150.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $30.0 million of our common stock that may be issued and sold under our sales agreement with Cantor Fitzgerald & Co. in one or more at-the-market offerings. As of September 30, 2018, we have not sold any securities pursuant to this shelf registration statement. Following the effectiveness of this shelf registration statement on Form S-3 in June 2018, no additional securities covered by the prior shelf registration statement on Form S-3 (File No. 333-204914) shall be offered or sold.

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

We believe that our existing cash, cash equivalents and short-term investments as of September 30, 2018 will be sufficient to meet our anticipated cash requirements through the fourth quarter of 2019, without taking into account potential future milestone payments to us or proceeds to us from any future sales of our securities pursuant to our shelf registration statement including our at-the-market program. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our therapeutic candidates and potential therapeutic candidates;
•	the number and characteristics of therapeutic candidates that we pursue;
•	the progress, costs and results of our clinical trials;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory requirements;
•	funding we may receive under any new collaborations we may enter into or new government grants we may be awarded in the future;
•	the costs and timing of hiring new employees to support our future growth; and
•	the costs and timing of procuring clinical supplies of our therapeutic candidates.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(31,451)	$(72,621)
Net cash provided by investing activities	26,491	49,341
Net cash provided by financing activities	89	2,204

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2018 was $31.4 million. The net loss of $3.4 million was offset by non-cash charges of $1.3 million for depreciation and amortization and $5.7 million for stock-based compensation. The change in net operating assets and liabilities of $35.0 million was primarily due to a decrease in accrued clinical liabilities of $2.1 million due to the decrease in our clinical development activities, and a decrease in deferred revenue of $34.2 million due to the revenue recognized in the nine months ended September 30, 2018 from our collaboration arrangement with Celgene.

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

Cash Flows from Investing Activities

Cash provided by investing activities of $26.5 million for the nine months ended September 30, 2018 primarily reflects maturities of short-term investments of $104.4 million, offset by purchases of short-term investments of $77.4 million and acquisition of property and equipment of $0.5 million.

Cash provided by investing activities of $49.3 million for the nine months ended September 30, 2017 primarily reflects maturities of short-term investments of $157.3 million, offset by purchases of short-term investments of $107.5 million and acquisition of property and equipment of $0.5 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $89,000 and $2.2 million for the nine months ended September 30, 2018 and 2017, respectively, was due to the proceeds from the issuance of common stock upon the exercise of stock options and from purchases of common stock under our Employee Stock Purchase Plan.

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

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $70.9 million and $103.1 million as of September 30, 2018 and December 31, 2017, respectively, which consisted of bank deposits and U.S. Treasury Bills. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt as of September 30, 2018 and December 31, 2017.

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

Foreign Currency Exchange Rate Sensitivity

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in Euro and British Sterling. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward foreign exchange contracts, nor did we in the nine months ended September 30, 2018. All foreign transactions settled on the applicable spot exchange basis at the time such payments were made.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our clinical trials, and any clinical trials with our therapeutic candidates that may be run by our current or future collaborators, may be suspended, delayed, or terminated at any time for a number of safety-related reasons. For example, we may voluntarily suspend, delay, or terminate our clinical trials if at any time we believe that our therapeutic candidates present an unacceptable safety risk to the clinical trial patients, and our current or future collaborators may voluntarily suspend, delay, or terminate clinical trials they may run with our therapeutic candidates, if at any time they believe that our therapeutic candidates present an unacceptable safety risk to the clinical trial patients. In addition, IRBs or regulatory agencies may order the temporary discontinuation or termination of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, including if they present an unacceptable safety risk to patients. Administering any therapeutic candidate to humans may produce undesirable side effects. The existence of undesirable side effects resulting from our therapeutic candidates could cause us, or our collaborators, or regulatory authorities, such as the FDA, to interrupt, delay or halt clinical trials of our therapeutic candidates and could result in the FDA or other regulatory agencies denying further development or approval of our therapeutic candidates for any or all targeted indications. This, in turn, could affect whether Celgene exercises its remaining development options under our collaboration and could prevent us from commercializing our therapeutic candidates. Further, our programs modulate novel classes of targets and/or modulate targets in novel ways. As a result, we may experience unforeseen adverse side effects with our therapeutic candidates currently in clinical development and any future therapeutic candidates, including navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), etigilimab (anti-TIGIT, OMP-313M32), and GITRL-Fc (OMP-336B11).

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

Patients treated with navicixizumab in our clinical trials have experienced treatment-related adverse events including hypertension, infusion reactions, gastrointestinal/gallbladder perforation, thrombocytopenia, headache, fatigue, proteinuria and pulmonary hypertension.  In our earlier clinical trials with a related anti-DLL4 antibody, demcizumab (anti-DLL4, OMP-21M18), cardiopulmonary events, including reversible pulmonary hypertension and/or heart failure, were observed in certain patients and resulted in demcizumab being placed on partial clinical hold until a risk mitigation strategy that included cardiac monitoring and early intervention with cardioprotective medication, if indicated, was implemented. A similar risk mitigation strategy has been implemented in our navicixizumab clinical trials since the initiation of this clinical program. The presence of anti-drug antibodies impacting navicixizumab pharmacokinetics was observed in a subset of patients receiving navicixizumab in our Phase I clinical trials.  In several instances, the anti-drug antibodies were associated with infusion reactions to the drug resulting in suspension or termination of navicixizumab administration. Treatment-related adverse events that have occurred in more than one patient treated with etigilimab include rash, pruritis, mucositis and fatigue. Treatment-related adverse events that have occurred in more than one patient treated with GITRL-Fc include nausea and infusion reactions. In addition, anti-drug antibodies have been observed in patients being treated with GITRL-Fc.

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

OncoMed Pharmaceuticals, Inc.

Date: November 1, 2018	By:	/s/ Yvonne Li
Yvonne Li Vice President of Finance, Controller and Administration (principal financial and accounting officer)