Form 10-K
period 2018-12-31
OncoMed Pharmaceuticals Inc
filed 2019-03-07
CIK 1302573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of March 5, 2019 was 38,690,089. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2018, was $74,821,990. There is no non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

This Form 10-K does not incorporate any document by reference.

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
•

the structure, timing, and completion of the proposed business combination with Mereo BioPharma Group plc, Mereo US Holdings Inc., a Delaware corporation and a wholly-owned subsidiary of Mereo (“HoldCo”), and Mereo MergerCo One Inc.;

•	our continued listing on The Nasdaq Global Select Market until the closing of the Merger;
•	our continued compliance with the listing requirements of The Nasdaq Stock Market;
•	HoldCo’s anticipated listing of American Depositary Shares on The Nasdaq Stock Market in connection with the closing of the Merger;
•	the commercialization of our therapeutic candidates;
•	the implementation of our business model, strategic plans for our business, drug candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our drug candidates and technology;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the timing or likelihood of regulatory filings, including Investigational New Drug applications, and approvals;
•	our ability to maintain and establish collaborations or obtain additional government grant funding;
•	our financial performance; and
•	developments relating to our competitors and our industry.

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

OncoMed is a clinical-stage biopharmaceutical company focused on developing novel therapeutics that address the fundamental biology driving cancer’s growth, resistance, recurrence and metastasis. We have two internally discovered anti-cancer therapeutic candidates currently in active clinical development. The following summarizes the status of our therapeutic candidates, each of which will be described and discussed in further detail below under “Our Therapeutic Candidates.”

•

Navicixizumab (Anti-DLL4/VEGF Bispecific, OMP-305B83). Navicixizumab is our bispecific monoclonal antibody that targets and inhibits both Delta-like ligand 4, or DLL4, and vascular endothelial growth factor, or VEGF. We have completed both a Phase Ia single-agent clinical trial of navicixizumab in patients with advanced solid tumors and a Phase Ib clinical trial of navicixizumab plus FOLFIRI or FOLFOX in patients with second-line metastatic colorectal cancer. We are currently conducting a Phase Ib clinical trial to assess navicixizumab in combination with a standard chemotherapy regimen of paclitaxel in patients with platinum-resistant ovarian cancer.  Enrollment in the Phase Ib clinical trial in patients with platinum-resistant ovarian cancer has recently been completed. We have worldwide rights to the navicixizumab program.

•

Etigilimab (Anti-TIGIT, OMP-313M32). T-cell immunoreceptor with immunoglobulin and ITIM domains, or TIGIT, is an inhibitory receptor that is thought to potentially stop T-cells from attacking certain tumor cells. We are currently conducting a Phase Ia/b clinical trial of etigilimab. Etigilimab was tested as a single agent in patients with advanced or metastatic solid tumors in the now-complete Phase Ia portion of the Phase Ia/b trial, and in combination with nivolumab (anti-PD1) in the ongoing Phase Ib portion of the clinical trial. Enrollment in the Phase Ia/b clinical trial has been completed.  The etigilimab program is part of our collaboration with Celgene, which is discussed below under “Key Collaboration and License Agreements—Strategic Alliance with Celgene.” Celgene has the option to obtain an exclusive license to develop and commercialize etigilimab. If Celgene exercises its option on etigilimab, we would be eligible for a $35.0 million opt-in payment, potential future milestones and royalties, and Celgene would then lead and fully fund further development and commercialization of etigilimab.

Data for these two therapeutic candidates are being gathered to inform the possible advancement of these therapeutic candidates into later stage clinical trials independently or with existing or potential partners, with the goal of ultimately obtaining regulatory approvals and improving patient outcomes.

Potential Business Combination with Mereo BioPharma

On December 5, 2018, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Mereo BioPharma Group plc, a public limited company incorporated under the laws of England and Wales (“Mereo”), Mereo US Holdings Inc., a Delaware corporation and a wholly-owned subsidiary of Mereo (“HoldCo”), and Mereo MergerCo One Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Mereo (“Merger Sub”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into OncoMed, with OncoMed surviving the merger as a wholly owned subsidiary of HoldCo, and an indirect wholly-owned subsidiary of Mereo (the “Merger”). The respective boards of directors of OncoMed and Mereo have each unanimously approved the Merger Agreement.

Merger Consideration

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of common stock, par value $0.001 per share, of OncoMed (“OncoMed Common Stock”) will be converted into the right to receive (i) a number of American Depositary Shares (the “Mereo Depositary Shares”), each representing a number of ordinary shares, with a nominal value of £0.003 per ordinary share, of Mereo (each, a “Mereo Ordinary Share”), determined by reference to the exchange ratio described below and (ii) one contingent value right (a “CVR”), representing the right to receive contingent payments upon the achievement by certain product candidates of OncoMed of certain performance milestones as described below.

Under the exchange ratio formula set forth in the Merger Agreement, as of immediately following the Effective Time, former security holders of OncoMed are expected to own approximately 25% of the then-outstanding Mereo Ordinary Shares (or approximately 21% of the outstanding Mereo Ordinary Shares on a fully-diluted basis) and existing Mereo security holders are expected to own approximately 75% of the outstanding Mereo Ordinary Shares (or approximately 79% of the outstanding Mereo Ordinary Shares on a fully-diluted basis), subject to adjustments for net cash held by OncoMed at the time of closing of the Merger, as described further in the Merger Agreement.

No fractional Mereo Depositary Shares or CVRs shall be issued in connection with the Merger. Any fractional Mereo Depositary Shares or CVRs shall be rounded down to the nearest whole Mereo Depositary Share or CVR, as applicable, with no cash being paid to compensate for such rounding. Application will be made to list the Mereo Depositary Shares on The Nasdaq Stock Market (“Nasdaq”).

Conditions to the Merger

The consummation of the Merger is subject to customary closing conditions, including (i) the absence of any temporary restraining order, preliminary or permanent injunction or any other order preventing the consummation of the Merger and any law that makes illegal the consummation of the Merger, (ii) the U.S. Securities and Exchange Commission (the “SEC”) having declared effective the Form F-4 Registration Statement of Mereo which will contain the proxy statement of OncoMed in connection with the Merger (the “Registration Statement”), (iii) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of OncoMed Common Stock entitled to vote thereon, (iv) Mereo having obtained all required shareholder approvals in connection with the issuance of Mereo Depositary Shares and the allotment and issuance of the Mereo Ordinary Shares underlying the Mereo Depositary Shares to be issued in the Merger and the grant of the CVRs to the stockholders of OncoMed pursuant to the Merger Agreement, (v) the approval for listing on the Nasdaq, subject to official notice of issuance, of the Mereo Depositary Shares to be issued in the Merger and the approval for admission to trading on the Alternative Investment Market operated by London Stock Exchange plc of the Mereo Ordinary Shares underlying the Mereo Depositary Shares to be issued in the Merger pursuant to the Merger Agreement, and the satisfaction of any other requirements of London Stock Exchange plc, (vi) subject to certain materiality exceptions, the accuracy of certain representations and warranties of each of OncoMed and Mereo contained in the Merger Agreement and the compliance by each party with the covenants contained in the Merger Agreement, and (vii) the absence of a material adverse effect with respect to each of OncoMed and Mereo. The parties expect the Merger will be completed in the second quarter of 2019.

Certain Other Terms of the Merger Agreement

OncoMed, Mereo and Merger Sub each have made certain representations, warranties and covenants in the Merger Agreement, including, among other things, covenants by OncoMed and Mereo to conduct their businesses in the ordinary course during the period between the execution of the Merger Agreement and consummation of the

Merger, to refrain from taking certain actions specified in the Merger Agreement and to use commercially reasonable efforts to cause to be taken all actions necessary to consummate the Merger.

Neither OncoMed nor Mereo is permitted to solicit, initiate or knowingly encourage, induce or facilitate, any alternative transaction proposals from third parties or to engage in discussions or negotiations with third parties regarding any alternative transaction proposals. Notwithstanding this limitation, prior to OncoMed’s stockholders or Mereo’s shareholders, as applicable, approving the transaction, each party may under certain circumstances provide information to and participate in discussions or negotiations with third parties with respect to an alternative transaction proposal that its board of directors has determined in good faith constitutes or is reasonably likely to lead to a superior proposal. Each party’s board of directors may change its recommendation to its stockholders or shareholders, as applicable, (subject to the other party’s right to terminate the Merger Agreement following such change in recommendation) in response to a superior proposal if the board of directors determines in good faith that the failure to take such action would reasonably be expected to be inconsistent with the directors’ duties under applicable law.

The Merger Agreement provides for certain termination rights for each of OncoMed and Mereo. Upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $1,721,193, and in some circumstances reimburse the other party’s expenses up to a maximum of $750,000, in each case, subject to any adjustment for value added tax.

At the Effective Time, the Board of Directors of Mereo is expected to be expanded to consist of ten members to accommodate the appointment of current OncoMed directors Michael Wyzga and Dr. Deepa Pakianathan as independent non-executive directors. The existing Mereo directors are expected continue to serve in their current positions.

Support Agreements

Simultaneously with the execution and delivery of the Merger Agreement, certain of our officers and directors who are stockholders of OncoMed, in their respective capacities as stockholders of OncoMed (together with certain of their respective affiliates), entered into support agreements with Mereo (the “OncoMed Support Agreements”), pursuant to which such individuals have agreed, among other things, to (i) vote their respective shares of OncoMed Common Stock in favor of the adoption of the Merger Agreement, against any alternative proposal and against any action or agreement that would reasonably be expected to frustrate the purposes, prevent, delay or otherwise adversely affect the consummation of, the transactions contemplated by the Merger Agreement and (ii) grant an irrevocable proxy to Mereo to vote such individual’s shares in the manner contemplated in clause (i) of this paragraph. The persons signing the OncoMed Support Agreements currently beneficially own an aggregate of 11% of the outstanding OncoMed Common Stock.

Simultaneously with the execution and delivery of the Merger Agreement, each of the officers and directors of Mereo holding Mereo stock or options, in their respective capacities as shareholders of Mereo (together with certain of their respective affiliates, collectively, the “Mereo D&Os”), Novartis Pharma AG and certain funds under the management of Invesco Asset Management Limited have entered into support agreements with the OncoMed (the “Mereo Support Agreements”), pursuant to which such individuals and entities have agreed, among other things, to (i) vote their respective shares of Mereo Ordinary Shares in favor of the approval of the issuance of Mereo Depositary Shares and the allotment and issuance of the Mereo Ordinary Shares underlying the Mereo Depositary Shares to be issued in the Merger and the grant of the CVRs pursuant to the Merger Agreement, against any alternative proposal and against any action or agreement that would reasonably be expected to frustrate the purposes, prevent, delay or otherwise adversely affect the consummation of, the transactions contemplated by the Merger Agreement and (ii) solely with respect to the Mereo D&Os and the Mereo Support Agreement entered into by Novartis Pharma AG, execute any forms of an irrevocable proxy required to appoint OncoMed as such individual’s proxy to vote such individual’s shares in the manner contemplated in (i) of this paragraph.  The individuals and entities signing the Mereo Support Agreements currently hold legal title to an aggregate of approximately 52% of the outstanding Mereo Ordinary Shares.

Contingent Value Rights Agreement

At the Effective Time, Mereo and Computershare Inc., as rights agent, will enter into a Contingent Value Rights Agreement (the “CVR Agreement”). Pursuant to the CVR Agreement, OncoMed’s stockholders will receive one CVR for each outstanding share of OncoMed Common Stock immediately prior to the Effective Time. Each CVR will represent the right to receive payments related to OncoMed’s etigilimab (anti-TIGIT, OMP-313M32) and navicixizumab (anti-DLL4/VEGF, OMP-305B83) therapeutic candidates, whereby CVR holders will be entitled to receive (i) upon the exercise by Celgene Corporation or certain affiliates thereof (together, “Celgene”) of the exclusive option granted by OncoMed to Celgene in relation to etigilimab pursuant to OncoMed’s collaboration agreement with Celgene, which is discussed below under “Key Collaboration and License Agreements—Strategic Alliance with Celgene” (the “Option Exercise”), and actual receipt by OncoMed of the cash payment payable by Celgene pursuant to such Option Exercise, a number of Mereo Depositary Shares equal to (x) the cash payment received by Mereo upon the Option Exercise, net of any tax and other reasonable expenses, divided by (y) the volume-weighted average price per Mereo Depositary Share for the ten (10) trading day period immediately following the date of the announcement by Mereo of such cash payment, and (ii) certain cash payments related to navicixizumab if, within 18 months of the closing of the Merger, Mereo or any of its subsidiaries enters into a definitive agreement with one or more third parties regarding such products and, within five years of the closing of the Merger, Mereo or any of its subsidiaries receives certain eligible cash milestone payments. In order to be eligible for the CVR, an OncoMed stockholder must be a holder of record at the close of business on the last business day immediately prior to the Effective Time.

The CVR will not be transferable, except in limited circumstances, and will not be registered with the SEC. The Mereo Depositary Shares issuable pursuant to the CVR Agreement will be registered with the SEC under the Registration Statement on Form F-4 referred to in “Merger Agreement—Conditions to the Merger” above.

Strategy

We are focused on developing novel therapeutic candidates directed to fundamental biologic pathways and targets thought to drive cancer’s growth, resistance, recurrence and metastasis. The inability of the immune system to shut down tumor growth, through a series of tumor-associated resistance mechanisms, enables the growth and recurrence of cancers. We have discovered and advanced therapeutic candidates specifically targeting key pathways that drive the growth of cancer, including cancer stem cells, or CSCs, as well as immuno-oncology therapeutic candidates that aim to bolster immune system recognition of cancer cells and/or suppress immune system evasion mechanisms. Key elements of our strategy to achieve this goal are:

•

Advance our current therapeutic candidates in clinical trials to determine their utility as treatments for cancer. Our Phase I clinical trials with navicixizumab and etigilimab are designed to establish the maximum tolerated dose and safety profile, identify a therapeutic index, and look for initial indications of efficacy and biomarker effects of our drugs alone or as part of a combination regimen.

•

Collaborate with our partner Celgene to advance our partnered program forward in clinical development. We are working closely with our partner to advance our partnered program, etigilimab, in development. Under our collaboration, Celgene has an option during a certain time period through the end of a specified Phase I trial to obtain an exclusive license to etigilimab. In the event that this option is not exercised at the end of the relevant option period, we will retain worldwide rights to the etigilimab program.

•

Use collaborations with pharmaceutical and biopharmaceutical companies to provide funding, create value and leverage partners’ expertise to bring medicines to patients. To facilitate the capital-efficient development and commercialization of our unpartnered programs such as navicixizumab, we routinely engage in partnering discussions with a range of pharmaceutical and biopharmaceutical companies.

Our therapeutic candidate navicixizumab targets DLL4 on the Notch pathway in addition to VEGF. Through clinical and preclinical studies, we observed that navicixizumab has a multi-pronged mechanism of action, including anti-CSC, anti-angiogenesis and immuno-oncology properties. We have conducted preclinical studies of anti-DLL4 plus anti-VEGF in combination with anti-PD-1 inhibitors and observed synergistic anti-tumor responses and heightened immune cell memory responses that are greater than can be achieved with any of the agents when used alone.

Our immuno-oncology therapeutic candidate, etigilimab, targets TIGIT. TIGIT blocks T-cells from attacking tumor cells, and shares some properties with the inhibitory protein PD-1.  Our anti-TIGIT therapeutic candidate is intended to activate the immune system through multiple mechanisms and enable substantial anti-tumor activity.

Our Therapeutic Candidates

Navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83)

We utilized our proprietary bispecific antibody technology to generate a monoclonal antibody, navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), that targets both DLL4 and VEGF. VEGF is the target for bevacizumab (Avastin®), which is currently approved and used to treat a number of solid tumors including colorectal, NSCLC, breast, renal cell, brain, cervical, and ovarian cancers and had worldwide revenues of $7.4 billion in 2015. DLL4 is a ligand which is responsible in part for tumor growth and angiogenesis. Navicixizumab is designed to inhibit the function of both DLL4 and VEGF and thereby has the potential to induce anti-tumor activity while mitigating certain toxicities.  Preclinical data of dual DLL4 and VEGF inhibition in xenograft tumor models have demonstrated superior anti-tumor activity compared to either anti-DLL4 or anti-VEGF alone and anti-tumor activity was observed in multiple tumor types including colon, ovarian, breast and pancreatic. We have also observed that navicixizumab induced a down-regulation of vasculature-related genes and decreased vasculature density.  An improved cardiac safety profile was also observed in cynomolgus monkeys compared to anti-DLL4 alone.

In 2018, together with our clinical collaborators, we published the results of the Phase Ia clinical trial of single-agent navicixizumab (Jimeno, A., Moore, K.N., Gordon, M. et al. Invest New Drugs (2018)).  The most commonly enrolled tumor types in the trial were ovarian (12), colorectal (11) and cancers of the breast, pancreas, uterus and endometrium (four patients of each). Four patients (three ovarian cancer patients and one uterine carcinosarcoma patient) had a partial response, and 17 patients had stable disease. There were 19 patients that had a reduction in the size of their target lesions, including seven patients with ovarian cancer. Six of these seven ovarian cancer patients had received prior bevacizumab. Four patients remained on study for >300 days and two of these patients were on study for >500 days. The most common drug related adverse events of any grade were hypertension (58%), headache (29%), fatigue (26%), and pulmonary hypertension (18%). Infusion reactions associated with anti-drug antibodies impacting drug exposure occurred in 11% of patients.

A Phase 1b trial of navcixizumab plus FOLFIRI or FOLFOX in patients with second-line metastatic colorectal cancer has been completed. We are currently conducting a Phase Ib clinical trial to assess the safety, preliminary efficacy, immunogenicity and pharmacokinetics of navicixizumab in combination with standard-of-care chemotherapy paclitaxel in ovarian cancer. The patients enrolled in the Phase Ib multicenter, open-label, dose-escalation and expansion trial in ovarian cancer are patients with platinum-resistant ovarian cancer (including fallopian tube or primary peritoneal cancers) who have previously received bevacizumab and/or have failed greater than two prior therapies. Enrollment in the Phase Ib clinical trial in ovarian cancer has been completed.

We presented interim results through August 13, 2018 from the ongoing Phase 1b trial investigating navicixizumab in combination with paclitaxel in patients with platinum-resistant ovarian cancer in October 2018 at the European Society for Medical Oncology meeting (“ESMO 2018”). The patients had received a median of four prior therapies, all of whom had received prior paclitaxel and 69% had received prior bevacizumab. Twenty-two of the 26 patients (85%) treated with the novel regimen experienced clinical benefit. Notably, 11 of the 26 patients (42%) achieved a partial response.  The RECIST response rate in the bevacizumab naïve and bevacizumab pretreated patients was 57% and 33%, respectively.  The overall median progression-free survival was 5.4 months (95% CI:  3.5-8.0 months). The median PFS for the subset of bevacizumab pretreated patients was 3.7 months.   Historical response rates for patients with heavily pretreated platinum-resistant ovarian cancer treated with chemotherapy are typically 15% or less.

Interim cancer antigen 125, or CA-125, data from the Phase Ib trial was also presented at ESMO 2018.  CA-125 is a widely utilized tumor marker for ovarian cancer that is used along with radiographic assessments to determine the efficacy outcome to treatment. Of the 23 patients evaluable for a Gynecologic Cancer Intergroup

(GCIG) CA-125 response outcome, 14 (61%) had a response. Specifically, the GCIG CA-125 response rates in the bevacizumab naïve and bevacizumab pretreated patients were 100% and 47%, respectively.

The interim Phase Ib data presented at ESMO 2018 indicated that the most common related adverse events of any grade related to navicixizumab were hypertension (53%), fatigue (32%), diarrhea (24%) and headache (18%). Other related rare adverse events of special interest were one Grade 2 pulmonary hypertension, one Grade 1 related heart failure, one Grade 4 related gastrointestinal perforation and one Grade 4 thrombocytopenia. Three patients (12%) experienced infusion reactions that were associated with anti-drug antibodies which impacted drug exposure.

Navicixizumab was previously a part of our strategic collaboration with Celgene Corporation, or Celgene, which is discussed below under “Key Collaboration and License Agreements—Strategic Alliance with Celgene.” In September 2018, Celgene informed us of its decision not to exercise its option to license navicixizumab due to strategic product portfolio considerations. Celgene terminated the collaboration agreement with respect to navicixizumab, effective January 23, 2019.  As a result, we have worldwide rights to the navicixizumab program.

Etigilimab (Anti-TIGIT; OMP-313M32)

TIGIT (T-cell immunoreceptor with Ig and ITIM domains) is an inhibitory receptor similar to the inhibitory protein PD-1, and via interactions with its ligands may block T-cells from attacking tumor cells.  Our anti-TIGIT therapeutic candidate, etigilimab (OMP-313M32), is intended to activate the immune system, through multiple mechanisms, and enable anti-tumor activity.  Etigilimab recently completed the single-agent Phase Ia portion of a Phase Ia/b clinical trial, which enrolled patients with advanced or metastatic solid tumors, and is currently in the Phase Ib portion of the clinical trial, which combines etigilimab with anti-PD1 (nivolumab).  Enrollment in the Phase Ia/b clinical trial has been completed.

We presented initial interim results through October 3, 2018 from the Phase 1a dose escalation portion of the Phase 1a/b trial of etigilimab in November 2018 at the Society for Immunotherapy of Cancer meeting.  The interim results that were presented included data from 18 patients with a variety of late stage metastatic cancers including colorectal, endometrial, pancreatic, among others, who were treated with etigilimab at doses ranging from 0.3 to 20 mg/kg every other week. There were no dose-limiting toxicities through the 20 mg/kg every other week dose.  In this "all comers" difficult-to-treat patient population, stable disease was observed in 7 (38.9%) patients with prolonged disease control seen in some patients with the longest durations of stable disease being 205 and 225 days.  Of the remaining 11 patients in the study, ten patients had progressive disease, and one patient did not meet criteria to be evaluated for efficacy. The most frequent treatment-related adverse events were rash (27.8%), fatigue (16.7%), nausea (16.7%), pruritus (16.7%), and cough (11.1%). Immune-related adverse events, signaling immune activation included rash (27.8%), pruritus (16.7%), autoimmune hepatitis (5.6%) and stomatitis (5.6%). Grade 3 or higher treatment-related AEs included rash (16.7%), abdominal pain, embolism, hypertension, and pulmonary embolism (11.1% each).  A biomarker analysis was also presented at the meeting which demonstrated a significant reduction of peripheral T regulatory cells (Tregs), most significant at doses ≥ 10 mg/kg, and signals of immune activation.  These interim results are consistent with preclinical studies with a surrogate anti-TIGIT antibody and suggest select immune cell depletion and activation of T cell signaling in patients treated with the drug.

In preclinical studies with anti-TIGIT antibodies, we have observed immune activation and robust anti-tumor activity — both as a single agent and in combination with other cancer immunotherapeutics including anti-PD1.  At the 2017 American Association of Cancer Research (AACR) meeting, we presented preclinical data demonstrating the capacity of an anti-TIGIT antibody to induce long-term immune memory and durable anti-tumor response. Also, at the 2018 AACR meeting we presented data that showed that anti-TIGIT treatment reduced the abundance of regulatory T-cells (Tregs) within tumors in animal models, and mechanistic studies demonstrated an important contribution of effector function for anti-tumor efficacy in animal models.

Etigilimab is part of our collaboration with Celgene, and Celgene has an option to obtain an exclusive license to etigilimab. If Celgene exercises its option to obtain a license to etigilimab, Celgene would then lead and fully fund further development and commercialization, and we would be entitled to receive a $35.0 million opt-in payment, along with potential future milestones and royalties. Additional details related to our collaboration with Celgene are described below under “Key Collaboration and License Agreements—Strategic Alliance with Celgene.”

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

Programs Discontinued in 2018-2019

During the course of 2018 and early 2019, we decided to discontinue development of certain therapeutic product candidates. The discontinued programs are as follows:

•

GITRL-Fc (OMP-336B11). Glucocorticoid-induced tumor necrosis factor receptor-related protein, or GITR, and its ligand, GITRL, are members of the tumor necrosis factor, or TNF, family of receptors and ligands.  TNF ligands are trimeric proteins and their binding to receptors leads to activation of intracellular signaling.  Our GITR ligand therapeutic candidate, GITRL-Fc, is engineered using a novel single-gene, linkerless trimer technology that is designed to enable effective activation of GITR. Activation of GITR enhances T-cell modulated immune responses, which may be a potential target for stimulating immune system activity against tumor cells. GITRL-Fc is currently in a Phase Ia clinical trial in patients with advanced or metastatic solid tumors, although enrollment in the clinical trial has ended and OncoMed does not plan to advance GITRL-Fc beyond Phase Ia.

•

Rosmantuzumab (anti-RSPO3, OMP-131R10). Rosmantuzumab is a monoclonal antibody targeting the RSPO-LGR cancer stem cell, or CSC, pathway, and it was a part of our strategic collaboration with Celgene, which is discussed below under “Key Collaboration and License Agreements—Strategic Alliance with Celgene.”  Rosmantuzumab was recently studied in a Phase Ia/b clinical trial, but the trial failed to provide compelling evidence of clinical benefit. In October 2018, Celgene notified us of its decision not to exercise its option to license rosmantuzumab and terminated our collaboration agreement with respect to rosmantuzumab, effective February 12, 2019. We retain worldwide rights to the rosmantuzumab program.

Key Collaboration and License Agreements

In the normal course of our business, we enter into a variety of collaboration, partnership and license arrangements with third parties, certain of which are discussed below.

Strategic Alliance with Celgene

In December 2013, we entered into a collaboration agreement with Celgene pursuant to which we and Celgene were to collaborate on research and development programs directed to the discovery and development of novel biologic therapeutics, and, if Celgene exercised its option to do so, the discovery, development and commercialization of novel small molecule therapeutics.

Our etigilimab program is the last remaining biologic therapeutic program that is currently active under our collaboration agreement with Celgene.  Celgene has an option to obtain an exclusive license to develop further and commercialize biologic therapeutics in the etigilimab program, which may be exercised during time periods specified in the collaboration agreement through the earlier of completion of a certain clinical trial or the twelfth anniversary of the date of the collaboration agreement. Pursuant to the agreement, we lead the development of etigilimab prior to Celgene’s exercise of its option for the etigilimab program. We are responsible for funding all research and development activities for therapeutics in the etigilimab program prior to Celgene’s exercise of the option for the program. Upon option exercise by Celgene, we will be required to enter into an agreed form of a license agreement with Celgene, pursuant to which Celgene retains all rights to develop further and commercialize biologic therapeutic products in the etigilimab program on a worldwide basis, with certain support for development from us.

We are eligible to receive a $35.0 million opt-in payment upon Celgene’s exercise of the option for the etigilimab program. The collaboration also includes milestone payments for achievement of specified development, regulatory and commercial milestones, paid on a per-product and per-program basis. The option exercise payments and payments for achievement of development, regulatory and commercial milestones under the agreement may total up to $440.0 million, for products in the etigilimab program, including the $35.0 million opt-in payment.  We previously received a $2.5 million milestone payment for the etigilimab program.  Accordingly, the future potential milestone payments for products in the etigilimab program under the collaboration total up to $437.5 million, including the $35.0 million opt-in payment. For the etigilimab program, if the option is exercised and the program is successfully commercialized by Celgene, we are eligible to receive tiered royalties equal to a percentage of net product sales worldwide in the high-single digits to the mid-teens. We are not eligible to receive any further research or development milestone payments for etigilimab prior to Celgene’s decision regarding option exercise with respect to etigilimab.

Our collaboration agreement with Celgene will terminate upon the expiration of all of Celgene’s payment obligations under the license agreement entered into with respect to the etigilimab program following Celgene’s exercise of an option for such program, or if Celgene’s option on the etigilimab program expires without Celgene exercising its option. The collaboration agreement may be terminated by either party for the insolvency of, or an uncured material breach of the collaboration agreement by, the other party. In addition, Celgene may terminate the collaboration agreement in its entirety or with respect to the etigilimab program, for any reason, upon 120 days’ prior written notice to us and upon 60 days’ prior written notice in the event that Celgene reasonably believes that such termination is necessary in order to comply with any antitrust laws. We may also terminate the collaboration agreement with respect to the etigilimab program in the event that Celgene challenges the licensed patents with respect to such program.

If Celgene does not exercise its option with respect to the etigilimab program before the option for that program expires, we will retain worldwide rights to such program. In addition, under certain termination circumstances, we would also have worldwide rights to the etigilimab program.

Our collaboration agreement with Celgene previously included our demcizumab, navicixizumab, and rosmantuzumab biologic therapeutic programs.  Celgene, however, terminated the collaboration agreement with respect to both demcizumab and navicixizumab, effective January 23, 2019, and terminated the collaboration agreement with respect to rosmantuzumab, effective February 12, 2019.  Prior to such terminations, Celgene had options to obtain an exclusive license to develop further and commercialize biologic therapeutics in these programs under the agreement.  As a result of these terminations, we now have worldwide rights to each of these programs, including navicixizumab.  Under certain circumstances, we may owe Celgene single-digit percentage royalties on therapeutic products in these programs if we elect to continue to commercialize them and they are successfully commercialized, subject to a cap.

Celgene previously had the right to designate up to two additional biologic therapeutic programs targeting the RSPO-LGR signaling pathway or an undisclosed pathway for inclusion in the collaboration, but this right expired on the fourth anniversary of the date of the collaboration agreement. Celgene also had an additional option, which expired unexercised on the fourth anniversary of the date of the collaboration agreement, that would have permitted Celgene to discover, develop and commercialize small molecule therapeutics directed to targets in an undisclosed pathway under the collaboration.

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

Strategic Alliance with Bayer

In June 2010, we entered into a strategic alliance with Bayer to discover, develop and commercialize novel anti-CSC biologic and small molecule therapeutics targeting the Wnt signaling pathway. Under this collaboration, Bayer could have exercised its option to obtain an exclusive license to develop and commercialize biologic therapeutics in one or more defined biologic therapeutic classes. However, effective June 16, 2017, Bayer terminated all biologic therapeutic programs under this collaboration. Under this collaboration, we and Bayer also agreed to jointly conduct research to discover potential new small molecule therapeutics targeting the Wnt pathway, and we granted Bayer a non-exclusive license to our Wnt pathway assay technology for the research and development of such small molecule therapeutics. Bayer may, within a specified time period, elect to advance such small molecule therapeutics into development, and obtain an exclusive license to commercialize such therapeutics. Bayer leads discovery, development and commercialization of such small molecule therapeutics. Bayer is obligated to make payments to us upon achievement of research, development, regulatory and commercial milestones for small molecule therapeutics that could total up to $112.0 million per program, in addition to single-digit percentage royalties on net product sales.

Our agreement with Bayer includes several committees, including a Joint Steering Committee and a Joint Development Sub-Committee, among others, that meet periodically to discuss our activities in the collaboration. Decisions are generally made jointly through these committees, however Bayer generally has final decision-making authority with respect to development of small molecule projects.

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

Strategic Alliance with GSK

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

Lonza Sales AG

In August 2012, we entered into a multi-product license agreement with Lonza Sales AG, or Lonza. This agreement relates to the process development and manufacturing of our biologics portfolio with Lonza. Under the multi-product license agreement, we receive licenses to utilize Lonza’s glutamine synthetase gene expression system and related technologies for commercial production of our product candidates. Under this license agreement, we paid an upfront payment of $488,000 and are obligated to pay Lonza payments up to £200,000 (approximately $254,000) per licensed product on achievement of specified milestones, and royalties up to the very low single digits on sales of licensed products. The multi-product license agreement shall remain in force on a product by product and country by country basis until expiration of our obligation to make payments to Lonza with respect to such product in such country. The agreement can otherwise be terminated by us for any reason or no reason upon advance written notice to Lonza, or by either us or Lonza upon the other party’s material breach of the agreement, or if the other party ceases to carry on business. Lonza may also terminate the licenses granted under the agreement if we challenge any of the Lonza patent rights.

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

In addition to the patents and patent applications owned solely by us, our patent portfolio also includes patents and patent applications licensed from the University of Michigan. As of December 31, 2018, we had an exclusive, worldwide license from the University of Michigan to over 40 issued U.S. and foreign patents. A few of the patents in the portfolio licensed from the University of Michigan are jointly owned by us.

The patent portfolios for navicixizumab and etigilimab as of December 31, 2018, are summarized below.

•

Navicixizumab (Anti-DLL4/VEGF bispecific, OMP-305B83). Our navicixizumab portfolio includes a core patent family that is solely owned by us and covers both the composition of matter and methods of use of navicixizumab.  As of December 31, 2018, this family includes four issued U.S. patents and two pending U.S. patent applications, as well as corresponding patents or patent applications in certain foreign jurisdictions. Patents that have issued or will issue in this core family are generally expected to expire in 2032.

Our portfolio also includes several other issued U.S. and foreign patents that relate to navicixizumab, certain methods of its use, and/or related biomarkers, which expire between 2021 and 2033.  An issued U.S. patent exclusively licensed by us from the University of Michigan that broadly covers the use of anti-DLL4 antibodies for the treatment of cancer expires in 2022.

Additional U.S. and foreign patent applications solely owned by us that relate to navicixizumab, certain methods of its use, and/or related biomarkers are also pending and, to the extent they issue, are expected to expire between 2027 and 2036.

•

Etigilimab (Anti-TIGIT, OMP-313M32).  A core patent family in our etigilimab portfolio is solely owned by us and covers both the composition of matter and methods of use of etigilimab. This family includes an issued U.S. composition-of-matter patent, which expires in 2037, pending patent applications in the U.S. and certain foreign jurisdictions, and a foreign patent.  To the extent that patent applications in this core patent family issue as patents, they are generally expected to expire in 2036.

Also included in our etigilimab portfolio is a PCT application that relates to certain uses of our etigilimab therapeutic candidate.  To the extent that this application is used to establish U.S. and/or foreign patent applications that issue as patents, the patents are generally expected to expire in 2037.

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

It is possible that our competitors will develop and market drugs or other treatments that are less expensive and more effective than our product candidates, or that will render our product candidates obsolete. It is also possible that our competitors will commercialize competing drugs or treatments before we or our current or future partners can launch any products developed from our product candidates. If approved for marketing by the FDA or other regulatory agencies worldwide, our product candidates would compete against existing cancer treatments such as Avastin®, Erbitux®, Yervoy™, Keytruda®, Opdivo®, chemotherapies, and potentially against other novel drug candidates or treatments that are currently in development. There have been several additional monoclonal antibodies in development for cancer, such as Abbvie’s ABT-165, an anti-DLL4/VEGF dual variable domain immunoglobulin, and ABL Bio’s ABL001, an anti-DLL4/VEGF antibody, both of which are reportedly being studied in clinical trials. In the immuno-oncology field, there are several approved therapeutic agents against other immuno-oncology targets and there are several companies reportedly advancing antibody programs modulating TIGIT in early stage research and development, including Genentech (Roche), Merck, Bristol-Myers Squibb or BMS, and Arcus Biosciences.

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

Manufacturing

Our current product candidates are manufactured using specialized biopharmaceutical process techniques. We generally conduct mammalian cell line development and process development in house, and then transfer the production cell line and process to our contract manufacturers for bulk protein production. Our contract manufacturers to date have included Lonza and Bayer. If Celgene exercises its option for the further development of the etigilimab program under its collaboration agreement, it would assume manufacturing responsibility for the applicable product candidates. We rely on contract manufacturing organizations to produce other product candidates in accordance with the FDA’s current good manufacturing practices, or cGMP, regulations for use in our clinical trials. However, we currently rely on a single source supplier for our requirements of the bulk drug substance of each of our product candidates. The manufacture of drug and biologic products is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of recordkeeping, production processes and controls, personnel and quality control. We expect to rely on contract manufacturers for the manufacture of clinical and commercial supplies of our compounds other than those product candidates for which Celgene has exercised its option.

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

All clinical research performed in the United States in support of a BLA must be authorized in advance by the FDA under the IND regulations and procedures described above. However, a sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA so long as the clinical trial is conducted in compliance with GCP and the FDA is able to validate the data from the study through an onsite inspection if the FDA deems it necessary. We currently conduct trials only in the United States. However, we have previously conducted trials in many countries and regions including the United States, Canada, Europe, the United Kingdom, Australia, and New Zealand, and we may include clinical trial centers in these and other territories in any other clinical trials that we may initiate for our therapeutic candidates in the future, including later-stage clinical development programs for our therapeutic candidates that we develop independently, prior to submitting a BLA to the FDA, or comparable applications to the European Medicines Agency, or EMA, and other relevant regulatory agencies in global markets. We have designed our clinical trials to comply with FDA regulatory requirements for the use of foreign clinical data in support of a BLA, and we intend to utilize data from our current clinical trials in support of our future U.S. and worldwide development and potential commercialization.

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

In addition, the Food and Drug Administration Safety and Innovation Act, or FDASIA, which was enacted and signed into law in 2012, established a category of drugs referred to as “breakthrough therapies.” A sponsor may seek FDA designation of a drug candidate as a “breakthrough therapy” if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough therapy designation provides all of the features of fast track designation in addition to intensive guidance on an efficient drug development program beginning as early as Phase I, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate. Product candidates may also be eligible for “priority review,” or review within a six month timeframe from the date a complete BLA is accepted for filing, if a sponsor shows that its product candidate, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. When appropriate, we intend to seek fast track designation for our product candidates. We cannot predict whether any of our product candidates will obtain a fast track and/or accelerated approval designation, or the ultimate impact, if any, of the fast track designation on the timing or likelihood of FDA approval of any of our proposed biologics.

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

We believe that any of our products approved as a biological product under a BLA should qualify for a 12-year period of non-patent exclusivity currently permitted by the Biologics Price Competition and Innovation Act of 2009, or BPCIA. Specifically, the BPCIA established an abbreviated pathway for the approval of biosimilar biologics, including the possible designation of a biosimilar as “interchangeable,” based on their similarity to existing brand products. Under the BPCIA, an application for a biosimilar product cannot be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA, and the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. There is a risk that the U.S. Congress could amend the BPCIA to significantly shorten this 12-year exclusivity period or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. The BPCIA is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes that operate to limit the scope or length of exclusivity afforded by the BPCIA could have a material adverse effect on the future commercial prospects for our biological products. In addition, foreign regulatory authorities may also provide for exclusivity periods for approved biological products. For example, biological products in Europe may be eligible for a 10-year period of exclusivity.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. We expect that the current presidential administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all or certain provisions of, the Affordable Care Act. For example, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. While the Trump Administration and the Centers for Medicare & Medicaid Services have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, will impact the law. As a result, there is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2 percent per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments, will remain in effect through 2027 unless additional Congressional action is taken, and the American Taxpayer Relief Act, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, payment methodologies, including payment for companion diagnostics, may be subject to changes in healthcare legislation and regulatory initiatives. For example, the CMS has begun bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting and, in 2018, the CMS began paying for clinical laboratory services based on a weighted average of reported prices that private payors, Medicare Advantage plans, and Medicaid Managed Care plans pay for laboratory services. In addition, recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 21st Century Cures Act changed the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws and the regulations and policies implementing them, as well as other healthcare reform measures that may be adopted in the future, may have a material adverse effect on our industry generally and on our ability to successfully develop and commercialize our products.

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

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; and

•

similar healthcare laws and regulations in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals (including the EU General Data Protection Regulation 2016/679, or GDPR.

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

The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may violate one or more of the requirements. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, a corporate integrity agreement or other agreement to resolve allegations of non-compliance, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and impact our financial results.

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

Employees

As of December 31, 2018, we had 22 employees. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We believe that our relations with our employees are good.

Research and Development

Our research and development costs were $34.4 million, $59.8 million and $109.7 million for the years ended December 31, 2018, 2017, and 2016, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional detail regarding our research and development activities, which are funded in part through payments received from our prior and current collaborators, GSK, Bayer and Celgene.

Customer Concentration and Geographic Information

All or a significant portion of our revenues for the years ended December 31, 2018, 2017, and 2016 were derived from GSK, Bayer, and Celgene. GSK and Bayer are located outside of the United States, in the United Kingdom and Germany, respectively. See Notes 2 and 10 to our Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

All of our revenues for the years ended December 31, 2018, 2017, and 2016 were earned in the United States. All of our long-lived assets are located in the United States.

About OncoMed

We were incorporated in Delaware and commenced operations in 2004. Our principal offices are located at 800 Chesapeake Drive, Redwood City, California 94063, and our telephone number is (650) 995-8200. Our website address is www.oncomed.com. The information contained in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

Financial Information about Segments

We operate only in one business segment. See Note 1 to our Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. For financial information regarding our business, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes.

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

Risk Factors Related to the Merger

The Merger is subject to a number of conditions, some of which are outside of the parties’ control, and, if these conditions are not satisfied, the Merger Agreement may be terminated and the Merger may not be completed.

The Merger Agreement contains a number of conditions that must be fulfilled to complete the Merger. These conditions include, among other customary conditions, (i) the approval and adoption of the Merger Agreement by OncoMed’s stockholders and, if necessary, Mereo’s shareholders, (ii) the absence of any temporary restraining order, preliminary or permanent injunction or any other order preventing the consummation of the Merger and any law that makes illegal the consummation of the Merger, (iii) the SEC having declared effective the Registration Statement and the registration statement on Form F-6 to be filed with the SEC, (iv) Mereo having obtained all required shareholder approvals in connection with the issuance of Mereo ADSs and the allotment and issuance of the Mereo Shares underlying the Mereo ADSs to be issued in the Merger and the grant of the CVRs to the stockholders of OncoMed pursuant to the Merger Agreement, (v) the approval for listing on Nasdaq, subject to official notice of issuance, of the Mereo ADSs to be issued in the Merger and the approval for admission to trading on AIM of the Mereo Shares underlying the Mereo ADSs to be issued in the Merger pursuant to the Merger Agreement, and the satisfaction of any other requirements of London Stock Exchange plc, (vi) subject to certain materiality exceptions, the accuracy of certain representations and warranties of each of OncoMed and Mereo contained in the Merger Agreement and the compliance by each party with the covenants contained in the Merger Agreement, and (vii) the absence of a material adverse effect with respect to each of OncoMed and Mereo.

The required satisfaction of the foregoing conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause Mereo and its subsidiaries following the Merger, including OncoMed (collectively referred to in this Annual Report on Form 10-K as the “Combined Company”) not to realize some or all of the benefits that the parties expect the Combined Company to achieve. Further, there can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed.

In addition, if the Merger is not completed by September 4, 2019 (subject to potential extensions), either Mereo or OncoMed may choose to terminate the Merger Agreement. Mereo or OncoMed may also elect to terminate the Merger Agreement in certain other circumstances, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the closing of the Merger, before or after shareholder approval, as applicable. See “The Merger Agreement—Termination Events” in the Registration Statement for a more detailed description of these circumstances.

Failure to complete the Merger could negatively affect the share prices and the future business and financial results of either or both of Mereo and OncoMed.

If the Merger is not completed, the ongoing businesses of either or both of Mereo and OncoMed may be adversely affected. Additionally, if the Merger is not completed and the Merger Agreement is terminated, in certain circumstances either party may be required to pay the other a termination fee of $1,721,193 (subject to any adjustments for VAT). Additionally, in certain circumstances, Mereo or OncoMed, as the case may be, must reimburse the other party for reasonable out-of-pocket fees and expenses incurred in connection with the Merger up to $750,000 (subject to any adjustments for VAT). See “The Merger Agreement—Termination Events” and “The Merger Agreement—Termination Fees” in the Registration Statement for a more detailed description of these circumstances. In addition, Mereo and OncoMed have incurred and will continue to incur significant transaction expenses in connection with the Merger regardless of whether the Merger is completed. Furthermore, Mereo or OncoMed may experience negative reactions from the financial markets, including negative impacts on their stock prices, or negative reactions from their suppliers or other business partners, should the Merger not be completed.

The foregoing risks, or other risks arising in connection with the failure to consummate the Merger, including the diversion of management attention from conducting the business of the respective companies and pursuing other opportunities during the pendency of the Merger, may have a material adverse effect on the businesses, operations, financial results and share and stock prices of Mereo and OncoMed. Either or both of Mereo or OncoMed could also be subject to litigation related to any failure to consummate the Merger or any related action that could be brought to enforce a party’s obligations under the Merger Agreement.

Because the portion of the Merger Consideration payable in Mereo ADSs is subject to adjustment for the net cash held by OncoMed at the time of the closing of the Merger, and will be unaffected by any changes in exchange rates or in the market value of Mereo Shares or OncoMed common stock before the completion of the Merger, OncoMed stockholders cannot be sure of the market value of the Mereo ADSs they will receive.

Under the exchange ratio formula set forth in the Merger Agreement, as of immediately following the Effective Time, former OncoMed stockholders are expected to own approximately 25% of the outstanding equity interests in the Combined Company on an undiluted basis, subject to adjustment for the net cash held by OncoMed at the time of the closing of the Merger. The final Exchange Ratio will be determined pursuant to a formula described in more detail in the Merger Agreement and in the Registration Statement. In particular, if OncoMed’s net cash at the time of the closing of the Merger is less than $36.5 million, the Exchange Ratio will be reduced by an amount that is greater than the amount that would otherwise reflect the difference between the target closing net cash and actual closing net cash on a dollar-for-dollar basis. Because the number of Mereo ADSs to be exchanged for each share of OncoMed common stock will be adjusted based on the net cash held by OncoMed at the time of the closing of the Merger and will be unaffected by any increase or decrease in exchange rates or in the share price of Mereo Shares between now and the closing of the Merger, the notional value of the Merger Consideration and the exact number of Mereo ADSs that will be issued to OncoMed stockholders as of the date of the OncoMed Special Meeting and as of the closing date of the Merger cannot be determined with precision in advance of the Effective Time.

The number of Mereo ADSs that will be issued to OncoMed stockholders as a result of the Merger will not be adjusted in the event of any increase or decrease in currency exchange rates or in the share price of either Mereo Shares or OncoMed common stock between the date of execution of the Merger Agreement and the completion of the Merger, and the parties do not have a right to terminate the Merger Agreement based upon changes in currency exchange rates or in the market price of Mereo Shares or OncoMed common stock.

The dollar value of the Mereo ADSs that OncoMed stockholders will receive upon completion of the Merger will depend upon the net cash held by OncoMed and the market value of Mereo Shares at the time of completion of the Merger. In addition, Mereo ADSs will be denominated in U.S. dollars and will each represent five Mereo Shares, which are denominated in pence. Both the market price of Mereo Shares and the U.S. dollar-pound sterling exchange rate fluctuate continuously. Accordingly, each may be different from the closing price and exchange rate on each of the last full trading day preceding public announcement that Mereo and OncoMed entered into the Merger Agreement, the last full trading day prior to the date of the Registration Statement or the dates of the Mereo and OncoMed stockholder meetings. Moreover, completion of the Merger will occur, if at all, sometime after the requisite shareholder approvals have been obtained. The market value of Mereo Shares and the U.S. dollar-pound sterling exchange rate have varied since Mereo and OncoMed entered into the Merger Agreement and will continue to vary in the future due to changes in the business, operations and prospects of Mereo and OncoMed, market assessments of the Merger, third-party acquisition proposals and regulatory considerations, in the case of the share price, and market and economic considerations and other factors both within and beyond the control of Mereo and OncoMed, in the case of both the share price and the exchange rate.

Litigation against Mereo and OncoMed, or the members of the OncoMed Board, could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.

It is a condition to the Merger that no temporary restraining order, preliminary or permanent injunction or other order preventing the consummation of the Merger Agreement or the transactions contemplated thereby shall have been issued by any court of competent jurisdiction or other governmental authority of competent jurisdiction and remain in effect. Neither OncoMed nor Mereo is aware of any lawsuit or proceeding specific to the Merger having been filed to date. If such a lawsuit or other proceeding is commenced and if in any such litigation or proceeding a plaintiff is successful in obtaining a restraining order or injunction prohibiting the consummation of the Merger Agreement or the transactions contemplated thereby, then the closing of the Merger may be delayed or may never occur. Even if the Merger is permitted to occur, the parties may be required to pay damages, fees or expenses in respect of claims related to the Merger or the transactions contemplated thereby.

Some of the directors and executive officers of OncoMed have interests in the Merger that may be different from, or in addition to, the interests of OncoMed stockholders generally.

OncoMed’s directors and executive officers may have interests in the Merger that are different from, or in addition to or may be deemed to conflict with, the interests of OncoMed stockholders generally. These interests include, but are not limited to, the continued employment of certain members of OncoMed’s management team, the continued positions of certain OncoMed directors as directors of the Combined Company, potential payments to certain executive officers pursuant to change in control and severance agreements, accelerated vesting of stock options pursuant to the terms of the Merger Agreement, accelerated vesting of restricted stock units pursuant to the terms of the Merger Agreement, a performance bonus of $50,000 that may be earned by Dr. Lewicki in connection with the Merger, and other rights held by these directors and executive officers. In particular, it is anticipated that certain individuals currently associated with OncoMed’s navicixizumab products will, for a period of 18 months following the closing of the Merger, be permitted to solicit third party interest with respect to the navicixizumab products and to recommend, by written notice to the chief executive officer of Mereo, that Mereo enter into discussions with one or more such third parties that have expressed interest with respect to the navicixizumab program.

Uncertainty about the Merger may adversely affect the relationships of Mereo and OncoMed with their respective suppliers and employees, whether or not the Merger is completed.

In response to the announcement of the Merger, existing or prospective suppliers of Mereo or OncoMed may:

•	delay, defer or cease providing goods or services to Mereo, OncoMed or the Combined Company;
•	delay or defer other decisions concerning Mereo, OncoMed or the Combined Company, or refuse to extend credit to Mereo, OncoMed or the Combined Company; or
•	otherwise seek to change the terms on which they do business with Mereo, OncoMed or the Combined Company.

Any such delays or changes to terms could seriously harm the business of each company or, if the Merger is completed, the Combined Company. These disruptions could also have an adverse effect on the ability of Mereo to achieve the milestones specified in the CVR Agreement.

In addition, as a result of the Merger, current and prospective employees could experience uncertainty about their future with Mereo, OncoMed or the Combined Company. These uncertainties may impair the Combined Company’s ability to retain, recruit or motivate key management, technical and other personnel.

The Merger Agreement contains provisions that limit each party’s ability to pursue alternatives to the Merger, could discourage a potential competing acquiror of either Mereo or OncoMed from making an alternative transaction proposal and, in specified circumstances, could require either party to pay a termination fee to the other party.

The Merger Agreement provides that Mereo and OncoMed shall not, and requires each of Mereo and OncoMed to refrain from authorizing, directing or permitting its representatives to, solicit, participate in negotiations with respect to or approve or recommend any third-party proposal for an alternative transaction, subject to exceptions set forth in the Merger Agreement relating to the receipt of certain unsolicited offers. If the Merger Agreement is terminated by either party after the other party’s board of directors has changed its recommendation regarding the Merger or due to the other party’s material breach of its non-solicitation obligations, then the terminating party may be required to pay a termination fee of $1,721,193.

These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of Mereo or OncoMed or pursuing an alternative transaction from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per share cash or market value than the consideration in the Merger, or might result in a potential third-party acquiror or merger partner proposing to pay a lower price to Mereo shareholders or OncoMed stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

If the Merger Agreement is terminated and either Mereo or OncoMed determines to seek another business combination, Mereo or OncoMed, as applicable, may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

Any delay in completing the Merger may significantly reduce the benefits expected to be obtained from the Merger.

The Merger is subject to a number of conditions that are beyond the control of Mereo and OncoMed and that may prevent, delay or otherwise materially adversely affect completion of the Merger. Mereo and OncoMed cannot predict whether and when these conditions will be satisfied.

Any delay in completing the Merger may significantly reduce the benefits that Mereo and OncoMed expect to achieve if they successfully complete the Merger within the expected timeframe. In particular, any delay is likely to reduce the net cash held by OncoMed at the time of the closing of the Merger, which, under the net cash adjustment mechanism in the exchange ratio formula set forth in the Merger Agreement, will reduce the number of Mereo ADSs payable by Mereo to holders of OncoMed common stock as Share Consideration.

Until the completion of the Merger or the termination of the Merger Agreement in accordance with its terms, in consideration of the agreements made by the parties in the Merger Agreement, Mereo and OncoMed are each prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to Mereo or OncoMed and their respective shareholders.

Until the Merger is completed, the Merger Agreement restricts Mereo and OncoMed from taking specified actions without the consent of the other party, and requires each of Mereo and OncoMed to operate in the ordinary course of business consistent with past practices. These restrictions may prevent Mereo and OncoMed from making appropriate changes to their respective businesses or pursuing attractive business opportunities that may arise prior to the completion of the Merger.

After the Merger, OncoMed stockholders will have a significantly lower ownership and voting interest in the Combined Company than they currently have in OncoMed, and will exercise less influence over management.

Under the exchange ratio formula set forth in the Merger Agreement, as of immediately following the Effective Time, former OncoMed stockholders are expected to own approximately 25% of the outstanding equity interests in the Combined Company on an undiluted basis, subject to adjustment for the net cash held by OncoMed at the time of the closing of the Merger. In addition, the number of Mereo Shares to be allotted and issued by Mereo (and the corresponding number of Mereo ADSs to be issued to holders of OncoMed common stock) as Share Consideration or pursuant to the CVR Agreement will not, in the aggregate, exceed 66.67% of the Mereo Shares issued and outstanding immediately prior to the Effective Time (approximately 40% of the share capital of the Combined Company). Consequently, OncoMed stockholders will have less influence over the management and policies of the Combined Company than they currently have over OncoMed. In addition, only two directors serving on the existing OncoMed Board will continue as directors of the Combined Company immediately following the closing of the Merger.

The opinion of OncoMed’s financial advisor does not reflect changes in circumstances that may occur between the original signing of the Merger Agreement and the completion of the Merger.

Consistent with market practices, the OncoMed Board has not obtained an updated opinion from its financial advisor as of the date of this Annual Report on Form 10-K and does not expect to receive an updated, revised or reaffirmed opinion prior to the completion of the Merger. Changes in the operations and prospects of OncoMed, general market and economic conditions and other factors that may be beyond the control of OncoMed, and on which OncoMed’s financial advisor’s opinion was based, may significantly alter the value of OncoMed or the price of shares or OncoMed’s common stock by the time the Merger is completed. The opinion does not speak as of the time the Merger will be completed or as of any date other than the date of such opinion. Because OncoMed’s financial advisor will not be updating its opinion, the opinion will not address the fairness of the Merger Consideration from a financial point of view at the time the Merger is completed.

OncoMed stockholders have appraisal rights under Delaware law.

Under Delaware law, OncoMed stockholders who do not vote in favor of adoption of the Merger Agreement and otherwise properly perfect their rights will be entitled to “appraisal rights” in connection with the Merger, which generally entitle stockholders to receive in lieu of the Merger Consideration a cash payment of an amount determined by the Court of Chancery equal to be the fair value of their OncoMed common stock as of the Effective Time. The appraised value would be determined by the Court of Chancery and could be less than, the same as or more than the Merger Consideration. Under Delaware law, stockholders are generally entitled to statutory interest on an appraisal award at a rate equal to 5% above the Federal Reserve discount rate compounded quarterly from the closing date of the Merger until the award is actually paid. Stockholders who have properly demanded appraisal rights must file a petition for appraisal with the Court of Chancery within 120 days after the effective date of the Merger. Should a material number of OncoMed’s stockholders exercise appraisal rights and should the Court determine that the fair value of such shares of OncoMed common stock is materially greater than the Merger Consideration, it could have a material adverse effect on the financial condition and results of operation of the Combined Company.

The Merger is expected to be a taxable transaction for U.S. federal income tax purposes.

The exchange of OncoMed common stock for Merger Consideration in the Merger is expected to be a taxable transaction for U.S. federal income tax purposes. However, no opinion of counsel or ruling from the IRS with respect to the tax treatment of the Merger has or will be sought, and there can be no assurance that the IRS will not assert a contrary position. Assuming the Merger will be a taxable transaction for U.S. federal income tax purposes, the amount of gain or loss a holder of OncoMed common stock recognizes, and the timing and potentially the character of a portion of such gain or loss, depends in part on the U.S. federal income tax treatment of the CVRs, with respect to which there is substantial uncertainty.

The U.S. federal income tax treatment of the CVRs is unclear.

There is no legal authority directly addressing the U.S. federal income tax treatment of the CVRs or the treatment of payments (including Mereo ADSs) that may be received pursuant to the CVRs. Accordingly, the amount, timing and character of any gain, income or loss with respect to the CVRs are uncertain. In addition, there is no legal authority directly addressing the U.S. federal income tax treatment of the expiration of any rights to receive a payment of cash or Mereo ADSs with respect to the CVRs. Any change in the value of the CVRs will affect the amount of any gain or loss recognized with respect to the receipt of the CVRs.

Risk Factors Related to the CVRs

You may not receive any payment on the CVRs.

Your right to receive any future payment on the CVRs will be contingent upon the achievement by Mereo and its subsidiaries of certain milestones within agreed time periods, as specified in the CVR Agreement. If the milestones specified in the CVR Agreement are not achieved for any reason within the time periods specified in such agreement, no payment will be made under the CVRs and the CVRs will expire valueless. Additionally, Bristol-Myers Squibb Company (“Bristol-Myers Squibb”) and Celgene announced on January 3, 2019 that they have entered into a definitive merger agreement under which Bristol-Myers Squibb will acquire Celgene in a cash and stock transaction. We believe it is possible that such transaction may limit the likelihood that Celgene will exercise the exclusive option granted by OncoMed to Celgene in relation to OncoMed’s etigilimab product pursuant to the Master Research and Collaboration Agreement by and between Celgene and OncoMed, dated December 2, 2013 due to the uncertainty of Celgene’s business operations pending consummation of its proposed merger with Bristol-Myers Squibb and the uncertainty of the attractiveness of OncoMed’s etigilimab product to Bristol-Myers Squibb. Accordingly, the value, if any, of the CVRs is speculative, and the CVRs may ultimately have no value.

You will not be able to determine the amount of stock or cash to be received under the CVRs until the achievement of certain agreed upon milestones, which makes it difficult to value the CVRs.

If any payment is made on the CVRs, it will not be made until the achievement of certain agreed upon milestones. As such, you will not know the value, if any, of your CVRs until certain sales milestones occur, or until the CVRs expire.

The CVRs are nontransferable.

The CVRs are nontransferable, meaning that they may not be sold, assigned, transferred, pledged, encumbered or in any other manner transferred or disposed of either in whole or in part, other than in certain limited circumstances. The CVRs will not be registered as securities and they will not be listed or traded on any stock exchange in the United States or elsewhere. Therefore, the CVRs are not liquid and you will not be permitted to sell or transfer them, except for in certain limited circumstances.

Mereo and its subsidiaries are required to use “diligent efforts” to achieve the CVR milestones, which allows for consideration of a variety of factors to determine the efforts Mereo and its subsidiaries are required to take; accordingly, under certain circumstances, Mereo and its subsidiaries may not be required to take certain actions to achieve the CVR milestones, or may allocate resources to other projects, which would have an adverse effect on the value, if any, of the CVRs.

Mereo has agreed to use “diligent efforts,” as defined in the CVR Agreement, to achieve each of the CVR milestones in the applicable agreed time period. However, under the CVR Agreement, the definition of “diligent efforts” allows for the consideration of a variety of factors in determining the efforts Mereo is required to use to achieve the relevant milestones, including issues of safety and efficacy, market potential, anticipated pricing and reimbursement rates, costs, labeling, pricing reimbursement, the competitiveness of alternative products, the patent and other proprietary position of the relevant product, and the likelihood of regulatory approval for the relevant product given the relevant regulatory structure involved. The CVR Agreement does not require Mereo to take all possible actions to achieve each milestone. As a result, factors and events may come to pass that result in Mereo permissibly devoting less effort to the achievement of each milestone than OncoMed would have devoted had OncoMed remained a stand-alone company.

The CVR Agreement expressly states that Mereo will have no obligation or liability to (i) fund or otherwise support or incur any cost or expense relating to the relevant products (except, in each case, in respect of clinical trials commenced prior to the Effective Time) in excess of the commitments provided for the applicable budget for each product set forth as schedules to the CVR Agreement, (ii) enroll any additional subjects in any currently ongoing trial of the relevant products or (iii) commit to any additional development activities of the relevant products not provided for in the applicable budget.

Any payments in respect of the CVRs will rank at parity with Mereo’s other unsecured and unsubordinated indebtedness.

The CVRs will rank equal in right of payment to all existing and future unsecured unsubordinated indebtedness of Mereo. The CVRs, however, will be effectively subordinated in right of payment to all of Mereo’s secured obligations to the extent of the collateral securing such obligations. Additionally, the CVRs will be effectively subordinated to all existing and future indebtedness, claims of holders of capital stock and other liabilities, including trade payables, of Mereo’s subsidiaries.

Risk Factors Related to the Combined Company

The Combined Company may not fully realize the anticipated benefits of the Merger or realize such benefits within the timing anticipated.

Mereo and OncoMed entered into the Merger Agreement because each company believes that the Merger will be beneficial to each of Mereo, the Mereo shareholders, OncoMed and the OncoMed stockholders. The Combined Company may not be able to achieve the anticipated long-term strategic benefits of the Merger within the timing anticipated or at all. For example, the benefits from the Merger will be partially offset by the costs incurred in completing the transaction. In addition, if the net cash held by OncoMed at the closing of the Merger is lower than each party currently anticipates, the cash position of the Combined Company will be weaker than expected. Any delays and challenges that may be encountered in completing the Merger or in the post-Merger process of consolidation could have an adverse effect on the business and results of operations of the Combined Company, and may affect the value of the Mereo ADSs and Mereo Shares after the completion of the Merger.

The Combined Company will incur significant transaction-related costs in connection with the Merger.

Mereo and OncoMed expect to incur significant costs associated with the Merger. The amount of these costs may not be determined as of the Effective Time and may be material to the financial position and results of operations of the Combined Company. Mereo expects that the substantial majority of expenses resulting from the Merger will be comprised of transaction costs related to the Merger and employee-related costs. Mereo and OncoMed will also incur fees and costs related to integration and systems consolidation. The elimination of duplicative costs may not offset incremental transaction-related and other integration costs in the near term.

The Combined Company’s goodwill or other intangible assets may become impaired, which could result in material non-cash charges to its results of operations.

The Combined Company will have a substantial amount of goodwill and other intangible assets resulting from the Merger. At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value as defined by IFRS, the Combined Company will evaluate this goodwill for impairment based on the recoverable value, being the higher of fair value less costs to sell and value in use, of the cash generating units to which goodwill has been allocated. Estimated fair values could change if there are changes in the Combined Company’s capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows or market capitalization. Impairments of goodwill or other intangible assets could require material non-cash charges to the Combined Company’s results of operations.

Future results of the Combined Company may differ materially from the unaudited pro forma financial information included in the Registration Statement.

The Combined Company’s future results may be materially different from those shown in the unaudited pro forma financial information presented in the Registration Statement that show only a combination of Mereo’s and OncoMed’s historical results. Mereo expects to incur significant costs associated with completing the Merger and combining the operations of the two companies, and the exact magnitude of these costs is not yet known. Furthermore, these costs may decrease capital that could be used by Mereo for future income-earning investments.

The financial analyses and forecasts considered by Mereo, OncoMed and their respective financial advisors may not be realized.

While the financial projections utilized by Mereo, OncoMed and their respective advisors in connection with the Merger were prepared in good faith based on information available at the time of preparation, no assurances can be made regarding future events or that the assumptions made in preparing such projections will accurately reflect future conditions. In preparing such projections, the management of Mereo and OncoMed made assumptions regarding, among other things, future economic, competitive, regulatory and financial market conditions and future business decisions that may not be realized and that are inherently subject to significant uncertainties and contingencies, including, among others, risks and uncertainties described or incorporated by reference in this section and the section entitled “Cautionary Statement Regarding Forward-Looking Statements,” all of which are difficult to predict and many of which are beyond the control of Mereo and OncoMed and will be beyond the control of the Combined Company. There can be no assurance that the underlying assumptions or projected results will be realized, and actual results will likely differ, and may differ materially, from such projections, which could result in a material adverse effect on the Combined Company’s business, financial condition, results of operations and prospects.

After the Merger, Mereo will be a “foreign private issuer” under the rules and regulations of the SEC and, as a result, will be exempt from a number of rules under the Exchange Act and will be permitted to file less information with the SEC than a company incorporated in the United States.

Following completion of the Merger, Mereo will continue to be incorporated as a public limited company in England and Wales and will be deemed to be a “foreign private issuer” under the rules and regulations of the SEC. As a foreign private issuer, Mereo will be exempt from certain rules under the Exchange Act that would otherwise apply if Mereo were a company incorporated in the United States, including:

•	the requirement to file periodic reports and financial statements with the SEC as frequently or as promptly as United States companies with securities registered under the Exchange Act;
•	the requirement to file financial statements prepared in accordance with U.S. GAAP;
•	the proxy rules, which impose certain disclosure and procedural requirements for proxy solicitations; and
•	the requirement to comply with Regulation FD, which imposes certain restrictions on the selective disclosure of material information.

In addition, Mereo’s officers, directors and principal shareholders will be exempt from the reporting and “short-swing” profit recovery provisions of Section 16 of the Exchange Act and the related rules with respect to their purchases and sales of Mereo ADS and Mereo Shares. Accordingly, after the completion of the Merger, if you hold Mereo ADSs, you may receive less information about the Combined Company than you currently receive about

OncoMed and be afforded less protection under the United States federal securities laws than you are entitled to currently.

As a foreign private issuer, Mereo will not be required to comply with some of the corporate governance standards of Nasdaq applicable to companies incorporated in the United States.

Following completion of the Merger, the Mereo Board will be required to meet certain corporate governance standards under Nasdaq Listing Rules, including the requirement to maintain an audit committee comprised of three or more directors satisfying the independence standards of Nasdaq applicable to audit committee members. While foreign private issuers are not required to comply with most of the other corporate governance rules of Nasdaq, Mereo believes it currently complies with, and intends to continue to comply with, the majority of such requirements, including the requirements to maintain a majority of independent directors and nominating and compensation committees of its board of directors comprised solely of independent directors. Mereo will be required to continue to follow the AIM rules and Corporate Governance Code published by the Quoted Companies Alliance. As a result, holders of Mereo ADSs may not be afforded the benefits of the corporate governance standards of Nasdaq to the same extent applicable to companies incorporated in the United States.

Additional reporting requirements may apply if Mereo loses its status as a foreign private issuer.

If Mereo loses its status as a foreign private issuer at some future time, then it will no longer be exempt from such rules and, among other things, will be required to file periodic reports and financial statements as if it were a company incorporated in the United States. The costs incurred in fulfilling these additional regulatory requirements could be substantial.

Although Mereo’s reporting obligations as a foreign private issuer will be fewer than those of a public company incorporated in the United States, Mereo’s costs of complying with its SEC reporting requirements will be significant, and its management will be required to devote substantial time to complying with SEC regulations.

Mereo is not currently subject to SEC rules. However, following the completion of the Merger, Mereo will be a foreign private issuer and subject to certain SEC reporting requirements. As such, and particularly after Mereo no longer qualifies as an emerging growth company, Mereo expects to incur significant legal, accounting, and other expenses that it did not incur previously, including costs associated with its SEC reporting requirements under the Exchange Act and compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Mereo’s senior management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase Mereo’s legal and financial compliance costs and will make some activities more time-consuming and costly. For example, Mereo expects that these rules and regulations may make it more expensive for Mereo to obtain director and officer liability insurance, which in turn could make it more difficult for Mereo to attract and retain qualified senior management personnel or members for the Mereo Board. In addition, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Failure to establish and maintain effective internal controls could have a material adverse effect on Mereo’s business and stock price.

Pursuant to Section 404, Mereo will be required to furnish a report by its senior management on its internal control over financial reporting. However, while Mereo remains an emerging growth company, it will not be required to include an attestation report on internal control over financial reporting issued by its independent registered public accounting firm. To prepare for eventual compliance with Section 404, once Mereo no longer qualifies as an emerging growth company, Mereo will be engaged in a process to document and evaluate its internal control over financial reporting, which is both costly and challenging. In this regard, Mereo will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite Mereo’s efforts, there is a risk that it will not be able to conclude, within the prescribed timeframe or at all, that its internal control over financial reporting is effective as required by Section 404. If Mereo identifies one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of Mereo’s financial statements.

Future acquisitions may result in unanticipated accounting charges or may otherwise adversely affect the Combined Company’s results of operations and result in difficulties in integrating purchased assets, products or technologies, or be dilutive to existing stockholders.

A key element of the Combined Company’s business strategy will include expansion through the acquisition of assets, products or technologies that complement its existing product candidates in the field of rare and specialty diseases. The Combined Company will continually evaluate and explore strategic opportunities as they arise, including strategic partnerships or co-development agreements and the purchase or sale of assets, including tangible and intangible assets such as intellectual property.

Acquisitions may require significant capital, typically entail many risks and could result in difficulties in assimilating and integrating the purchased assets, products or technologies. The Combined Company may experience unanticipated costs and expenditures, changing relationships with suppliers and strategic partners, difficulties developing product development plans, or contractual, intellectual property or employment issues. These challenges could disrupt the Combined Company’s ongoing business, distract its management and employees, harm its reputation and increase its expenses. These challenges would be even greater if the Combined Company acquired a business or entered into a business combination transaction.

Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional share-based compensation expense and the recording and later amortization of amounts related to certain purchased intangible assets, any of which could adversely affect the Combined Company’s results of operations. Any of these charges could cause the value of Mereo Shares to decline.

Acquisitions or asset purchases made entirely or partially for cash may reduce the Combined Company’s cash reserves. The Combined Company may seek to obtain additional cash to fund an acquisition by selling equity or debt securities. Any issuance of equity or convertible debt securities may be dilutive to holders of Mereo ADSs or Mereo Shares.

The Combined Company may not be able to find suitable acquisition opportunities that are available at attractive valuations, if at all. Even if it does find suitable acquisition opportunities, it may not be able to consummate the acquisitions on commercially acceptable terms, and any decline in the price of Mereo ADSs or Mereo Shares may make it significantly more difficult and expensive to initiate or consummate additional acquisitions.

The Combined Company’s consolidated financial statements will be prepared in accordance with IFRS. OncoMed prepares its consolidated financial statements in accordance with U.S. GAAP. The conversion of OncoMed’s historical consolidated financial statements into IFRS and the preparation of the Combined Company’s future consolidated financial statements in accordance with IFRS could result in material changes in the reported results of operations, financial position and cash flows of the OncoMed business compared with amounts that it had previously reported (or would have reported in the future) as a stand-alone business in accordance with U.S. GAAP.

The Combined Company’s consolidated financial statements will be prepared in accordance with IFRS. OncoMed prepares its consolidated financial statements in accordance with U.S. GAAP. Significant differences exist between IFRS and U.S. GAAP that may be relevant to OncoMed. Furthermore, significant adjustments may be made to the carrying amounts of the assets and liabilities of OncoMed at the date of completion of the Merger in accordance with business combination accounting under IFRS. Such adjustments may include the recognition of identifiable intangible assets, the remeasurement of property, plant and equipment, the recognition of certain contingent liabilities, deferred revenues and related income tax effects. Accordingly, the conversion of OncoMed’s historical consolidated financial statements into IFRS and the preparation of the Combined Company’s future consolidated financial statements in accordance with IFRS could result in material changes in the reported results of operations, financial position and cash flows of the OncoMed business compared with amounts that it previously reported (or would have reported in the future) as a stand-alone business in accordance with U.S. GAAP.

Following the Merger, the executive officers, board of directors and certain of Mereo’s existing shareholders will continue to own a majority or a significant portion of the Combined Company and, as a result, will continue to have control or significant influence over the Combined Company and your interests may conflict with the interests of these shareholders.

After giving effect to the Merger, Mereo’s executive officers, board of directors and significant shareholders and their respective affiliates, in the aggregate, will own approximately 11.3% of Mereo’s outstanding ordinary shares (including ordinary shares in the form of Mereo ADSs). Depending on the level of attendance at Mereo’s general meetings of shareholders, these shareholders either alone or voting together as a group may be in a position to control or significantly influence the outcome of decisions taken at any such general meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at Mereo’s general meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to Mereo’s capital structure and the approval of certain significant corporate transactions. Any shareholder or group of shareholders controlling more than 75% of the share capital present and voting at Mereo’s general meetings of shareholders may control any shareholder resolution amending Mereo’s articles of association. These shareholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Among other consequences, this concentration of ownership may have the effect of delaying or preventing a change in control and might therefore negatively affect the market price of the Mereo ADSs and Mereo Shares.

Risk Factors Related to the Mereo ADSs

There will be no public market for Mereo ADSs prior to the Merger, and an active trading market may not develop.

While the existing Mereo Shares have been traded on AIM since 2016, there will be no public market for Mereo ADSs or Mereo Shares in the United States prior to the completion of the Merger. Although Mereo expects that the Mereo ADSs will be approved for listing on Nasdaq, Mereo cannot predict the extent to which investor interest in the Mereo ADSs will lead to the development of an active trading market or how liquid that market might become. An active public market for Mereo ADSs may not develop or be sustained after the completion of the Merger. If an active public market does not develop or is not sustained, it may be difficult for you to sell your Mereo ADSs at a price that is attractive to you, or at all.

The market price for Mereo ADSs and the underlying Mereo Shares may be volatile and may decline regardless of Mereo’s operating performance, and the value of your investment could materially decline.

Investors who hold Mereo ADSs may not be able to resell those Mereo ADSs at or above the value of such Mereo ADSs at the Effective Time. The trading price of Mereo ADSs may fluctuate, and the trading price of Mereo Shares on AIM is likely to continue to fluctuate, substantially.

The market price of Mereo ADSs and Mereo Shares may fluctuate significantly in response to numerous factors, many of which are beyond Mereo’s control, including:

•	positive or negative results from, or delays in, testing or clinical trials conducted by Mereo or its competitors;

•

delays in entering into strategic relationships with respect to development or commercialization of Mereo’s product candidates or entry into strategic relationships on terms that are not deemed to be favorable to Mereo;

•	technological innovations or commercial product introductions by Mereo or competitors;
•	changes in government regulations;
•	developments concerning proprietary rights, including patents and litigation matters;
•	public concern relating to the commercial value or safety of Mereo’s product candidates;
•	financing or other corporate transactions;
•	publication of research reports or comments by securities or industry analysts, and variances in Mereo’s periodic results of operations from securities analysts’ estimates;
•	general market conditions in the biopharmaceutical and pharmaceutical industries or in the economy as a whole;
•	the loss of any of Mereo’s key scientific or senior management personnel;
•	sales of the Mereo ADSs or Mereo Shares by Mereo, its senior management and board members, holders of Mereo ADSs or Mereo’s other security holders in the future;
•	actions by institutional shareholders;
•	speculation in the press or the investment community; or
•	other events and factors, many of which are beyond Mereo’s control.

These and other market and industry factors may cause the market price and demand for the Mereo ADSs to fluctuate substantially, regardless of Mereo’s actual operating performance, which may limit or prevent investors from readily selling Mereo ADSs or Mereo Shares and may otherwise negatively affect the liquidity of Mereo ADSs and Mereo Shares.

In addition, the stock market in general, and emerging companies in particular, have experienced significant price and volume fluctuations that often have been unrelated to the operating performance of the companies affected by these fluctuations. These broad market fluctuations may adversely affect the trading price of Mereo ADSs and Mereo Shares, regardless of Mereo’s operating performance. In the past in the United States, when the market price of a security has been volatile, holders of that security have often instituted securities class action litigation against the issuer of such securities. If any of the holders of Mereo ADSs or Mereo Shares were to bring such a lawsuit against Mereo, Mereo could incur substantial costs defending the lawsuit and the attention of Mereo’s senior management would be diverted from the operation of Mereo’s business. Any adverse determination in litigation could also subject Mereo to significant liabilities.

Future sales of Mereo Shares or Mereo ADSs could depress the market price of Mereo ADSs.

If holders of Mereo Shares or Mereo ADSs sell, or indicate an intent to sell, substantial amounts of Mereo Shares or Mereo ADSs in the public markets, the trading price of Mereo ADSs or Mereo Shares could decline significantly. These sales might also make it more difficult for Mereo to sell equity or equity-related securities at a time and price that it otherwise would deem appropriate.

The dual listing of Mereo Shares and Mereo ADSs is costly to maintain and may adversely affect the liquidity and value of Mereo Shares and Mereo ADSs.

Following the Merger and after Mereo ADSs are listed for trading on Nasdaq, Mereo Shares will continue to trade on AIM. Maintaining a dual listing will generate additional costs, including significant legal, accounting, investor relations, and other expenses that Mereo did not previously incur, in addition to the costs associated with the additional reporting requirements described in the Registration Statement. Mereo cannot predict the effect of this dual listing on the value of the Mereo ADSs and Mereo Shares. However, the dual listing of Mereo ADSs and Mereo Shares may dilute the liquidity of these securities in one or both markets and may adversely affect the development of an active trading market for the Mereo ADSs. The price of the Mereo ADSs could also be adversely affected by trading in Mereo Shares on AIM.

Fluctuations in the exchange rate between the U.S. dollar and the pound sterling may increase the risk of holding Mereo ADSs.

The share price of Mereo Shares is quoted on AIM in pence sterling, while the Mereo ADSs will trade on Nasdaq in U.S. dollars. Fluctuations in the exchange rate between the U.S. dollar and the pound sterling may result in differences between the value of the Mereo ADSs and the value of Mereo Shares, which may result in heavy trading by investors seeking to exploit such differences. In addition, as a result of fluctuations in the exchange rate between the U.S. dollar and the pound sterling, the U.S. dollar equivalent of the proceeds that a holder of the Mereo ADSs would receive upon the sale in the United Kingdom of any Mereo Shares withdrawn from the depositary, and the U.S. dollar equivalent of any cash dividends paid in pound sterling on Mereo Shares represented by the Mereo ADSs, could also decline.

The depositary for Mereo ADSs is entitled to charge holders fees for various services, including annual service fees.

The depositary for Mereo ADSs is entitled to charge holders fees for various services including for the issuance of Mereo ADSs upon deposit of Mereo Shares, cancellation of Mereo ADSs, distributions of cash dividends or other cash distributions, distributions of Mereo ADSs pursuant to share dividends or other free share distributions, distributions of securities other than Mereo ADSs and annual service fees. In the case of Mereo ADSs issued by the depositary into The Depository Trust Company (“DTC”), the fees will be charged by the DTC participant to the account of the applicable beneficial owner in accordance with the procedures and practices of the DTC participant as in effect at the time. The depositary for Mereo ADSs will not generally be responsible for any United Kingdom stamp duty or stamp duty reserve tax arising upon the issuance or transfer of Mereo ADSs.

If securities or industry analysts do not publish research or publish inaccurate research or unfavorable research about Mereo’s business, the price and trading volume of Mereo Shares and Mereo ADSs could decline.

The trading market for Mereo Shares and Mereo ADSs will depend in part on the research and reports that securities or industry analysts publish about Mereo or its business. If one or more of the analysts who covers Mereo downgrades the Mereo Shares or Mereo ADSs or publishes incorrect or unfavorable research about its business, the price of the Mereo Shares and/or Mereo ADSs would likely decline. If one or more of these analysts ceases coverage of Mereo or fails to publish reports on it regularly, or downgrades the Mereo Shares or Mereo ADSs, demand for Mereo ADSs or Mereo Shares could decrease, which could cause the price of Mereo ADSs and/or Mereo Shares and/or trading volume to decline.

You may be subject to limitations on the transfer of Mereo ADSs and the withdrawal of the underlying Mereo Shares.

Mereo ADSs are transferable on the books of the depositary. However, the depositary may close its books at any time or from time to time when the depositary, in good faith, determines such action is necessary or advisable pursuant to the deposit agreement. The depositary may refuse to deliver, transfer or register transfers of Mereo

ADSs generally when Mereo’s books or the books of the depositary are closed, or at any time if Mereo or the depositary thinks it is necessary or advisable to do so because of any requirement of law, government or governmental body, or under any provision of the deposit agreement, or for any other reason, subject to your right to cancel your Mereo ADSs and withdraw the underlying Mereo Shares. Temporary delays in the cancellation of your Mereo ADSs and withdrawal of the underlying Mereo Shares may arise because the depositary has closed its transfer books or Mereo has closed its transfer books, the transfer of Mereo Shares is blocked to permit voting at a shareholders’ meeting or because Mereo is paying a dividend on the Mereo Shares.

In addition, you may not be able to cancel your Mereo ADSs and withdraw the underlying Mereo Shares when you owe money for fees, taxes and similar charges and when it is necessary to prohibit withdrawals in order to comply with any laws or governmental regulations that apply to the Mereo ADSs or to the withdrawal of the Mereo Shares or other deposited securities.

Mereo ADS holders may not be entitled to a jury trial with respect to claims arising under the deposit agreement, which could result in less favorable results to the plaintiff(s) in any such action.

The deposit agreement governing the Mereo ADSs provides that holders and beneficial owners of ADSs irrevocably waive the right to a trial by jury in any legal proceeding arising out of or relating to the deposit agreement or the ADSs, including claims under U.S. federal securities laws, against Mereo or the depositary to the fullest extent permitted by applicable law. If this jury trial waiver provision is prohibited by applicable law, an action could nevertheless proceed under the terms of the deposit agreement with a jury trial. Although Mereo is not aware of a specific federal decision that addresses the enforceability of a jury trial waiver in the context of U.S. federal securities laws, it is Mereo’s understanding that jury trial waivers are generally enforceable. Moreover, insofar as the deposit agreement is governed by the laws of the State of New York, New York laws similarly recognize the validity of jury trial waivers in appropriate circumstances. In determining whether to enforce a jury trial waiver provision, New York courts and federal courts will consider whether the visibility of the jury trial waiver provision within the agreement is sufficiently prominent such that a party has knowingly waived any right to trial by jury. Mereo believes that this is the case with respect to the deposit agreement and the Mereo ADSs.

In addition, New York courts will not enforce a jury trial waiver provision in order to bar a viable setoff or counterclaim sounding in fraud or one which is based upon a creditor’s negligence in failing to liquidate collateral upon a guarantor’s demand, or in the case of an intentional tort claim (as opposed to a contract dispute). No condition, stipulation or provision of the deposit agreement or Mereo ADSs serves as a waiver by any holder or beneficial owner of Mereo ADSs or by Mereo or the depositary of compliance with any provision of U.S. federal securities laws and the rules and regulations promulgated thereunder.

If any holder or beneficial owner of Mereo ADSs brings a claim against Mereo or the depositary in connection with matters arising under the deposit agreement or the Mereo ADSs, including claims under U.S. federal securities laws, such holder or beneficial owner may not be entitled to a jury trial with respect to such claims, which may have the effect of limiting and discouraging lawsuits against Mereo or the depositary. If a lawsuit is brought against Mereo or the depositary under the deposit agreement, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different results than a trial by jury would have had, including results that could be less favorable to the plaintiff(s) in any such action, depending on, among other things, the nature of the claims, the judge or justice hearing such claims, and the venue of the hearing.

The rights of OncoMed’s stockholders who become holders of Mereo ADSs in the Merger will not be the same as the rights of holders of Mereo Shares or OncoMed common stock.

OncoMed is a corporation organized under the laws of the State of Delaware. The rights of holders of OncoMed common stock are governed by the DGCL, the certificate of incorporation and bylaws of OncoMed and the listing rules of Nasdaq. Mereo is a public limited company organized under the laws of England and Wales. Upon completion of the Merger, the former holders of OncoMed common stock will receive Mereo ADSs, which represent a beneficial ownership interest in Mereo Shares. The rights of holders of Mereo ADSs will be governed by English law, Mereo’s constitutional documents, the AIM rules, United Kingdom and EEA capital markets laws and regulations and the deposit agreement pursuant to which the Mereo ADSs will be issued. There are differences between the rights presently enjoyed by holders of OncoMed common stock and the rights to which the holders of Mereo ADSs will be entitled following the Merger. In addition, the corporate governance practices of Mereo differ in various respects from the corporate governance practices with which OncoMed stockholders may be familiar as a result of their ownership of OncoMed common stock. In some cases, the holders of Mereo ADSs to be issued in the Merger may not be entitled to important rights to which they would have been entitled as holders of OncoMed common stock. However, because of aspects of English law, Mereo’s constitutional documents and the terms of the deposit agreement, the rights of holders of Mereo ADSs will not be identical to and, in some respects, may be less favorable than, the rights of holders of Mereo Shares.

You may not receive distributions on Mereo Shares represented by Mereo ADSs or any value for them if it is unlawful or impractical to make them available to holders of Mereo ADSs.

Mereo expects that the depositary for Mereo ADSs will agree to pay to you or distribute the cash dividends or other distributions it or the custodian receives on Mereo Shares or other deposited securities after deducting its fees and expenses. You will receive these distributions in proportion to the number of Mereo Shares your Mereo ADSs represent. However, in accordance with the limitations that Mereo expects will be set forth in the deposit agreement, it may be unlawful or impractical to make a distribution available to holders of Mereo ADSs. Mereo has no obligation to take any other action to permit the distribution of Mereo ADSs, Mereo Shares, rights or anything else to holders of Mereo ADSs. This means that you may not receive the distributions Mereo makes on the Mereo Shares or any value from them if it is unlawful or impractical to make them available to you. These restrictions may have a material adverse effect on the value of Mereo ADSs.

It may be difficult for you to bring any action or enforce any judgment obtained in the United States against Mereo or members of the Mereo Board, which may limit the remedies otherwise available to you.

Mereo is incorporated as a public limited company in England and Wales, and the majority of Mereo’s assets are located outside the United States. In addition, the majority of the members of the Mereo Board are nationals and residents of countries, including the United Kingdom, outside of the United States. Most or all of the assets of these individuals are located outside the United States. As a result, it may be difficult or impossible for you to bring an action against Mereo or against these individuals in the United States if you believe your rights have been infringed under the securities laws or otherwise. In addition, a United Kingdom court may prevent you from enforcing a judgment of a U.S. court against Mereo or these individuals based on the securities laws of the United States or any state thereof. A United Kingdom court may not allow you to bring an action against Mereo or its directors based on the securities laws of the United States or any state thereof.

Shareholders in countries other than the United Kingdom will suffer dilution if they are unable to participate in future preemptive equity offerings.

Under English law, shareholders usually have preemptive rights to subscribe on a pro rata basis in the issuance of new shares for cash. The exercise of preemptive rights by certain shareholders not resident in the United Kingdom may be restricted by applicable law or practice in the United Kingdom and overseas jurisdictions. In particular, the exercise of preemptive rights by U.S. shareholders would be prohibited unless that rights offering is registered under the Securities Act or an exemption from the registration requirements of the Securities Act applies. Furthermore, under the deposit agreement for the Mereo ADSs, the depositary generally will not offer those rights to holders of Mereo ADSs unless both the rights and the underlying securities to be distributed to holders of Mereo ADSs are either registered under the Securities Act, or exempt from registration under the Securities Act with respect to all holders of Mereo ADSs. If no exemption applies and the Combined Company determines not to register the rights offering, shareholders in the United States may not be able or permitted to exercise their preemptive rights. Mereo is also permitted under English law to disapply preemptive rights (subject to the approval of its shareholders by special resolution) and thereby exclude certain shareholders, such as overseas shareholders, from participating in a rights offering (usually to avoid a breach of local securities laws).

Holders of Mereo ADSs may not have the same voting rights as holders of Mereo Shares and may not receive voting materials in time to be able to exercise their right to vote.

Except as described in the Registration Statement and as provided in the deposit agreement, holders of Mereo ADSs will not be able to exercise voting rights attaching to Mereo Shares underlying the Mereo ADSs issued pursuant to the Merger on an individual basis. Each holder of Mereo ADSs will appoint the depositary or its nominee as the holder’s representative to exercise, pursuant to the instructions of the holder, the voting rights attaching to the Mereo Shares underlying the Mereo ADSs issued pursuant to the Merger. Holders of Mereo ADSs may not receive voting materials in time to instruct the depositary to vote, and it is possible that they, or persons who hold their Mereo ADSs through brokers, dealers or other third parties, will not have the opportunity to exercise a right to vote.

Because Mereo does not anticipate paying any cash dividends on Mereo ADSs or Mereo Shares in the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.

Under English law, a company’s accumulated realized profits must exceed its accumulated realized losses on a non-consolidated basis before dividends can be paid. Therefore, Mereo must have distributable profits before issuing a dividend. Mereo has not paid dividends in the past on its ordinary shares. Further, Mereo intends to retain future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, Mereo’s credit facility prohibits it from paying dividends on its equity securities, and any future debt agreements may likewise preclude Mereo from paying dividends. As a result, capital appreciation, if any, on Mereo ADSs or Mereo Shares will be your sole source of gains for the foreseeable future.

If Mereo is a passive foreign investment company (“PFIC”), you could be subject to adverse U.S. federal income tax consequences if you are a U.S. investor.

In general, a non-U.S. corporation will be a PFIC for any taxable year in which (i) 75% or more of its gross income consists of passive income or (ii) 50% or more of the average quarterly value of its assets consists of assets that produce, or are held for the production of, passive income (the “asset test”). For purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as if it held its proportionate share of the assets of the other corporation and received directly its proportionate share of the income of the other corporation. Passive income generally includes interest, dividends, gains from certain property transactions, rents and royalties (other than certain rents or royalties derived in the active conduct of a trade or business). Cash is a passive asset for PFIC purposes. Goodwill is an active asset under the PFIC rules to the extent attributable to activities that produce active income.

The assets shown on Mereo’s consolidated balance sheet (taking into account OncoMed assets acquired as a result of the Merger) are expected to include a significant amount of cash and cash equivalents for the foreseeable future. Therefore, whether Mereo will satisfy the assets test for the current or any future taxable year generally will depend largely on the quarterly value of Mereo’s goodwill, and on how quickly Mereo utilizes the cash in its business. Because (i) the value of Mereo’s goodwill may be determined by reference to the market price of the Mereo Shares or the Mereo ADSs, which may be volatile given the nature and early stage of its business, (ii) Mereo expects to continue to hold a significant amount of cash, and (iii) a company’s PFIC status is an annual determination that can be made only after the end of each taxable year, Mereo cannot express a view as to whether it will be a PFIC for the current or any future taxable year. For the reasons described above, it is possible that Mereo may be a PFIC for its current or any future taxable year.

If Mereo were a PFIC for any taxable year during which a U.S. investor holds Mereo ADSs or Mereo Shares, certain adverse U.S. federal income tax consequences could apply to such U.S. investor.

Risks Related to Our Business

We anticipate that we will continue to incur significant losses for the foreseeable future, and if we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

We are a clinical-stage biopharmaceutical company. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We do not currently have any therapeutic candidates in pivotal clinical trials or approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2004. Our net losses for the years ended December 31, 2018, 2017, and 2016 were $8.1 million, $39.1 million and $103.1 million, respectively. As of December 31, 2018, we had an accumulated deficit of $361.8 million.

We expect to continue to incur significant losses for the foreseeable future. We expect these losses and our cash utilization to continue in the near term as we continue to conduct clinical trials for navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), etigilimab (anti-TIGIT, OMP-313M32), and GITRL-Fc (OMP-336B11).

We are collaborating with Celgene Corporation, or Celgene, to develop and commercialize etigilimab. Under this agreement, Celgene has an option to obtain an exclusive license for the development and commercialization of etigilimab. Celgene will generally assume responsibility for funding obligations with respect to clinical development and commercialization of etigilimab after option exercise, with the exception of certain costs for certain continuing clinical trials for which we have accepted responsibility prior to option exercise.

If Celgene does not exercise its option, or if our collaboration with Celgene terminates, we will be responsible for funding further development of etigilimab unless we enter into another collaboration for such biologic therapeutic candidates. In addition, we are responsible for all costs associated with the development of any unpartnered therapeutic candidate.  Navicixizumab and GITRL-Fc are not partnered.  Unless and until we enter into a collaboration with respect to our unpartnered therapeutic candidates, which we may never do, any ongoing or future development of these therapeutic candidates, including any activities associated with the completion of ongoing clinical trials, will generally be funded entirely by us.

Under our collaboration agreement, we are generally responsible for funding all research and development activities that we choose to undertake for our etigilimab program, including the costs associated with conducting the Phase Ia/b clinical trial, prior to Celgene’s exercise of its option for the program. Celgene has not yet exercised its option for our etigilimab program, which it may exercise during certain time periods through the end of certain Phase I clinical trials. Furthermore, there is no guarantee that Celgene will exercise its option for our etigilimab program, and if Celgene does not exercise its option, we may incur additional costs for funding the Phase Ia/b clinical trial and any further development of our etigilimab program.

All of our therapeutic candidates are in development, and none has been approved for sale. To date, we have derived all of our revenues from upfront payments, milestone payments and other payments we received under our prior and current collaborations, and have also supported our research and development efforts by utilizing certain government grants for research and development. We do not anticipate that we will generate revenue from the sale of our therapeutic candidates for the foreseeable future. If any of our therapeutic candidates receive regulatory approval, we may incur significant costs to commercialize our therapeutic candidates. Even after obtaining such regulatory approval, our products may never gain sufficient market acceptance and adequate market share. If our therapeutic candidates fail to demonstrate safety and efficacy in clinical trials, do not gain regulatory approval, or do not achieve market acceptance following regulatory approval and commercialization, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or whether we will become profitable.

We are heavily dependent on the success of our most advanced therapeutic candidates, which are in various stages of clinical development. All of our therapeutic candidates are still in clinical development. If we, or our current or future collaborators, are unable to commercialize our therapeutic candidates or if we, or our current or future collaborators, experience significant delays in obtaining regulatory approval for, or commercializing, any or all of our therapeutic candidates, our business will be materially and adversely affected.

We have invested a significant portion of our efforts and financial resources in the development of our most advanced therapeutic candidates that are in clinical development, including navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83) and etigilimab (anti-TIGIT, OMP-313M32) for the treatment of various types of cancer.

All of our therapeutic candidates are still in clinical development. Our ability to generate product revenues will depend heavily on our ability, and/or the ability of our current or future collaborators, to successfully develop and commercialize these therapeutic candidates. We do not expect that such commercialization of any of our therapeutic candidates will occur for at least the next several years, if ever. Our ability, and/or the ability of our current or future collaborators, to commercialize our therapeutic candidates effectively will depend on several factors, including the following:

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

We depend on the successful development of our therapeutic candidates. The development of new drugs and biologics is a highly risky undertaking, which involves a lengthy process, and the results of preclinical and early clinical trials are not necessarily predictive of future results. Our development activities, or those of our current or future collaborators, therefore may not be successful on the time schedule we have planned, or at all.

Our therapeutic candidates are in the early stages of clinical trials and are subject to the risks of failure inherent in drug development. As of the date of this Annual Report on Form 10-K, two of our therapeutic candidates are currently in active clinical development: navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83) and etigilimab (anti-TIGIT, OMP-313M32). We and/or our current or future collaborators will need to conduct significant additional preclinical studies and/or clinical trials before we can demonstrate that any of our therapeutic candidates is safe and effective to the satisfaction of the FDA and other regulatory authorities. Clinical trials are expensive and uncertain processes that may take years to complete.

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

If a clinical trial of a therapeutic candidate that is part of one of our current or future collaborations is delayed, suspended, or terminated for any reason, any potential future opt-in, milestone, and contingent consideration payments to us under that collaboration may be delayed or may not occur at all. Also, a delay, suspension, or termination of a clinical trial for a therapeutic candidate under our collaboration agreement with Celgene prior to option exercise, or the factors that led to such delay, suspension or termination, may negatively impact the decision by Celgene as to whether or not to exercise its option with respect to such therapeutic candidate.

Data from clinical trials of some of our previous therapeutic candidates have not been sufficiently encouraging for us to continue clinical development of those candidates. For example, our demcizumab (anti-DLL4; OMP-21M18) program, which was a part of our strategic collaboration with Celgene, was unsuccessful in the clinic and has been discontinued. In 2017, demcizumab failed to meet its primary efficacy endpoints in two Phase II clinical trials.  Celgene subsequently terminated the collaboration agreement with respect to demcizumab.

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

Our clinical trials, and any clinical trials with our therapeutic candidates that may be run by our current or future collaborators, may be suspended, delayed, or terminated at any time for a number of safety-related reasons. For example, we may voluntarily suspend, delay, or terminate our clinical trials if at any time we believe that our therapeutic candidates present an unacceptable safety risk to the clinical trial patients, and our current or future collaborators may voluntarily suspend, delay, or terminate clinical trials they may run with our therapeutic candidates, if at any time they believe that our therapeutic candidates present an unacceptable safety risk to the clinical trial patients. In addition, IRBs or regulatory agencies may order the temporary discontinuation or termination of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, including if they present an unacceptable safety risk to patients. Administering any therapeutic candidate to humans may produce undesirable side effects. The existence of undesirable side effects resulting from our therapeutic candidates could cause us, or our collaborators, or regulatory authorities, such as the FDA, to interrupt, delay or halt clinical trials of our therapeutic candidates and could result in the FDA or other regulatory agencies denying further development or approval of our therapeutic candidates for any or all targeted indications. This, in turn, could affect whether Celgene exercises its development option for etigilimab under our collaboration and could prevent us from commercializing that therapeutic candidate. Further, our programs modulate novel classes of targets and/or modulate targets in novel ways. As a result, we may experience unforeseen adverse side effects with our therapeutic candidates currently in clinical development and any future therapeutic candidates, including navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), etigilimab (anti-TIGIT, OMP-313M32), and GITRL-Fc (OMP-336B11).

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

Further treatment of patients in the ongoing trials or subsequent trials of any of our therapeutic candidates could reveal significant harmful side effects. We have not conducted complete studies on the long-term effects associated with the use of all of our therapeutic candidates. Studies of these long-term effects may be required for regulatory approval and such requirement would delay the introduction of our therapeutic candidates, including etigilimab under our collaboration with Celgene, into the market. These studies could also be required at any time after regulatory approval of any of our therapeutic candidates. Absence of long-term data may also limit the approved uses of our products, if any, to short-term use. Some or all of our therapeutic candidates may prove to be unsafe for human use, which would materially harm our business.

The successful development and commercialization of our independent programs, and etigilimab if Celgene declines to exercise its option, will depend in large part on our ability either to raise capital to advance development of those programs or to secure collaborations with strategic partners that have the capital and expertise to bring products to market. We may be unable to secure such funds and/or secure such future collaborations.

If Celgene declines to exercise its option with respect to etigilimab, terminates the etigilimab program under the collaboration agreement, or terminates the entire agreement, we will need to secure funding to advance development of that program on our own and/or secure relationships with collaborators that have the necessary capital and expertise. Under our collaboration agreement with Celgene, we are not eligible to receive any further research or development milestone payments for etigilimab prior to Celgene’s decision regarding option exercise with respect to etigilimab.

We may also choose to advance our therapeutic candidates and programs that are not part of the Celgene collaboration independently without partnering such therapeutic candidates and programs, which will require substantial funds. We are currently independently advancing navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83) through clinical development, which is currently being funded entirely by us.  If any of our independent therapeutic candidates receive regulatory approval and are commercialized, substantial expenditures will also be required.

As of December 31, 2018, we had approximately $57.3 million in cash, cash equivalents and short-term investments. We believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements through at least the first quarter of 2020, even without taking into account potential future milestone payments to us. Our future financing requirements will depend on many factors, some of which are beyond our control, including:

•	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;
•	the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals;
•

the continuation and success of our strategic alliance with Celgene and future collaboration partners, including the exercise or non-exercise of the etigilimab development option by Celgene, and the continuation and success of our small molecule program collaboration with Bayer, including the advancement or non-advancement of the small molecule programs into further development and potential commercialization by Bayer;

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

If Celgene does not exercise its option for etigilimab, terminates the etigilimab program under its collaboration with us or terminates its entire collaboration agreement with us, or if Bayer terminates the small molecule program under its collaboration agreement with us, whether as a result of our inability to meet milestones or otherwise, any potential revenue from those collaborations will be significantly reduced or non-existent, and our results of operations and financial condition will be materially and adversely affected.

We have invested a significant portion of our time and financial resources in the development of etigilimab (anti-TIGIT, OMP-313M32), which is currently in clinical development and a part of our collaboration with Celgene.  It may not be possible to advance etigilimab further in development if Celgene chooses not to exercise its option with respect to this program, terminates the collaboration agreement with respect to this program or terminates the entire agreement.

Under our agreement with Celgene, Celgene has an option to obtain an exclusive license to develop further and commercialize biologic therapeutics in the etigilimab program, which may be exercised during specified time periods through completion of a certain clinical trial, provided that such completion occurs within a specified time period. We are responsible for funding all research and development activities that we choose to undertake for the etigilimab program under the collaboration prior to Celgene’s exercise of the option for such program.

The collaboration provides milestone payments for achievement of specified development, regulatory and commercial milestones, paid on a per-product and per-program basis. The opt-in payments and payments for achievement of development, regulatory and commercial milestones may total up to $440.0 million for products in the etigilimab program (including payments received as of December 31, 2018), including a $35.0 million opt-in payment.  Celgene is also required to pay us tiered royalties for etigilimab equal to a percentage of net product sales worldwide in the high-single digits to the mid-teens.

Celgene is under no obligation to exercise its option with respect to the etigilimab program and may choose not do so. Celgene has previously declined to exercise its options for other programs of ours that were formerly part of the Celgene collaboration, including our navicixizumab program.  Additionally, Bristol-Myers Squibb Company (“Bristol-Myers Squibb”) and Celgene announced on January 3, 2019 that they have entered into a definitive merger agreement under which Bristol-Myers Squibb will acquire Celgene in a cash and stock transaction. We believe it is possible that such transaction may limit the likelihood that the opt-in payment for etigilimab will be achieved due to the uncertainty of Celgene’s business operations pending consummation of its proposed merger with Bristol-Myers Squibb and the uncertainty of the attractiveness of OncoMed’s etigilimab therapeutic candidate to Bristol-Myers Squibb.

If Celgene does not exercise its option on the etigilimab program, terminates the collaboration agreement with respect to the program or terminates the entire agreement, we will not receive any opt-in payment for the etigilimab program. There is no guarantee that the etigilimab program will successfully advance to achieve the relevant further development, regulatory and commercial milestones and that we will receive the associated milestone payments or any royalty payments on our anticipated timelines or at all.

The agreement with Celgene will terminate upon the expiration of all of Celgene’s payment obligations under a license agreement entered into with respect to the etigilimab program following Celgene’s exercise of an option for the etigilimab program, or if Celgene fails to exercise its option within the relevant option period. The agreement may be terminated by either party for the insolvency of, or an uncured material breach of the agreement by, the other party. In addition, Celgene may terminate the agreement in its entirety or with respect to the etigilimab program, for any reason, with prior written notice to us. We may also terminate the agreement with respect to the etigilimab program in the event that Celgene challenges the licensed patents with respect to such program. Depending on the timing of any such termination we may not be entitled to receive the opt-in payments, or potential milestone payments, as these payments terminate with termination of the agreement.

If Celgene does not exercise its option with respect to etigilimab, or terminates its rights and obligations with respect to the etigilimab program or the entire agreement, then depending on the timing of such event:

•

under certain circumstances, we may owe Celgene single-digit percentage royalties on etigilimab if we elect to continue to commercialize etigilimab and etigilimab is successfully commercialized, subject to a cap;

•	the development of etigilimab may be terminated or significantly delayed;
•	our cash expenditures could increase significantly if it is necessary for us to hire additional employees and allocate scarce resources to the development and commercialization of etigilimab;

•	we would bear all of the risks and costs related to the further development and commercialization of etigilimab, including the reimbursement of third parties; and
•

in order to fund further development and commercialization of etigilimab, we may need to seek out and establish an alternative collaboration arrangement with third-party partners; this may not be possible, or we may not be able to do so on terms which are acceptable to us, in which case, since assumption of sole responsibility for further development and commercialization would greatly increase our expenditures, it may be necessary for us to limit the size or scope of the etigilimab program, seek additional funding by other means, and/or choose to stop work altogether on the etigilimab program.

Any of these events could have a material adverse effect on our results of operations and financial condition.

In addition to our collaboration with Celgene, we have a collaboration with Bayer that currently consists of a small molecule program. Under our agreement with Bayer, if Bayer elects to advance the small molecule program into further development and commercialization, we would be entitled to receive up to $112.0 million in the aggregate for research, development, regulatory, and commercial milestones, plus single-digit percentage royalties on net product sales. However, Bayer is under no obligation to advance the small molecule program into further development and commercialization, and there is no guarantee that Bayer will elect to do so or that we will receive any payments related to the small molecule program on our anticipated timelines or at all. Moreover, there is no guarantee that any such small molecule therapeutic candidate will achieve the relevant further development, regulatory, or commercial milestones.

Bayer may terminate, for any or no reason, the collaboration agreement upon prior written notice to us. The agreement may also be terminated by either party for material breach by the other party that is not cured within a specified cure period. Either party may terminate the agreement for insolvency by the other party, and we may terminate the agreement if Bayer challenges the licensed patents. Depending on the timing of any such termination we may not be entitled to receive potential milestone payments, as these payments terminate with termination of the agreement.

The commercial success of etigilimab will depend in large part on Celgene’s development and marketing efforts, if and when Celgene exercises its option on that program. If Celgene is unable to perform in accordance with the terms of our agreement, our potential to generate future revenue from these programs would be significantly reduced and our business would be materially and adversely harmed.

If Celgene opts to exercise its option to license any etigilimab under our agreement, we will have limited influence and/or control over Celgene’s approaches to development and commercialization. While we will have potential milestone and royalty streams payable as Celgene or its sublicensees advance development of etigilimab, we are likely to have limited ability to influence Celgene’s development and commercialization efforts. Moreover, transitioning a therapeutic candidate to a collaboration partner after exercise of the partner’s option can be a complex process and may cause delays in the development program for that therapeutic candidate. If  Celgene or any potential future collaboration partners do not perform in the manner that we expect or fulfill their responsibilities in a timely manner, or at all, or if significant delays arise from the transition of a therapeutic candidate to Celgene or a potential future collaboration partner after option exercise, the clinical development, regulatory approval and commercialization efforts related to therapeutic candidates we have licensed to such collaboration partners could be delayed or terminated.

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

We currently have limited experience in, and we do not own facilities for, manufacturing our therapeutic candidates. We rely upon single source third-party contract manufacturing organizations to manufacture and supply large quantities of our therapeutic candidates. We currently utilize Lonza Sales AG, or Lonza, for the bulk manufacturing of our therapeutic candidates. We have also used Synco Bio Partners B.V. (recently acquired by Wacker Chemie AG) for fill/finish services (e.g. filling vials with drug substance, sealing and inspecting vials and performance of release assays). In addition, a number of our clinical trials require us to source and supply our clinical trial sites with other medications that are administered in conjunction with our therapeutic candidates, or co-medications. We rely upon third-party suppliers for the manufacture and supply of these co-medications, which are subject to the same risks as the manufacture and supply of our therapeutic candidates.

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

We currently have no sales and marketing staff or distribution organization. If we are unable to develop a sales and marketing and distribution capability on our own or through potential marketing partners, we will not be successful in commercializing our future products.

We currently have no sales or marketing staff or distribution organization. If Celgene elects to exercise its option for our etigilimab program, there is no guarantee that Celgene will elect to market and distribute etigilimab or that Celgene will not elect to terminate our collaboration arrangement, which they have a right to do at any time with prior notice under our agreement. Further, we are likely to have limited control over the marketing and distribution activities of Celgene for etigilimab.

On the other hand, if Celgene does not exercise its option for etigilimab, and we develop etigilimab ourselves, or if we develop unpartnered product candidates such as navicixizumab to the point of commercialization, we may need to enter into distribution or co-marketing arrangements with other third parties. If we need to rely on third parties for marketing and distributing our independently developed approved products, any revenue we receive will depend upon the efforts of third parties, which may not be successful and are only partially within our control, and our product revenue may be lower than if we directly marketed or sold our products. If we are unable to enter into arrangements with third parties to sell, market and distribute therapeutic candidates for which we have received regulatory approval on acceptable terms or at all, we will need to market these products ourselves. Marketing products ourselves is likely to be expensive and logistically difficult, as it would require us to build our own sales force. We have no experience as a company in this area. If such efforts were necessary, we may not be able to successfully commercialize our future products. If we are not successful in commercializing our future products, either on our own or through our collaboration with one or more third parties, or by co-promoting products with marketing partners, any future product revenue will be materially and adversely affected.

We may experience difficulties in managing our current activities and future growth given our level of managerial, operational, financial and other resources.

On December 4, 2018, our Board of Directors approved a restructuring plan, pursuant to which we reduced our workforce by 38 employees (or 75% of our then-current workforce). The reduction in force is ongoing and the Company expects to complete such reduction in connection with the closing of the Merger. As of December 31, 2018, we had 22 full-time employees.  We will need to manage our operations and clinical trials, continue our development activities and commercialize our therapeutic candidates with our reduced workforce and management team. Our management and personnel, systems and facilities currently in place may not be adequate to support our current activities or future growth. Our need to effectively execute our business strategy requires that we:

•

manage our clinical trials effectively, including our Phase Ib trial for navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), our Phase Ia/b trial for etigilimab (anti-TIGIT, OMP-313M32), and our Phase Ia trial for GITRL-Fc (OMP-336B11), as well as additional clinical trials we may initiate in the future;

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

We may not be able to retain our management, scientific and clinical personnel, or attract qualified management, scientific and clinical personnel in the future, due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco Bay Area. Our industry has experienced a high rate of turnover of management personnel in recent years. We have experienced such turnover ourselves. In addition to the competition for personnel, the San Francisco Bay Area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

We are highly dependent on the principal members of our management. The loss of service of any of our management could harm our business. In addition, we are dependent on our continued ability to retain and motivate our existing management, clinical and scientific personnel, and to potentially attract highly qualified additional management, clinical and scientific personnel. The competition for qualified personnel in the pharmaceutical industry is intense. Due to our limited resources, we may not be able to effectively retain our existing personnel or attract and recruit additional qualified personnel. If we are not able to retain our management, particularly our President and Chief Executive Officer, Dr. Lewicki, or to attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow. Although we have executed employment agreements with each member of our current executive management team, including Dr. Lewicki, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected.

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

It is possible that our competitors will develop and market drugs or other treatments that are less expensive and more effective than our therapeutic candidates, or that will render our therapeutic candidates obsolete. It is also possible that our competitors will commercialize competing drugs or treatments before we or our collaboration partners can launch any products developed from our therapeutic candidates. If approved for marketing by the FDA or other regulatory agencies worldwide, our therapeutic candidates would compete against existing cancer treatments such as Avastin®, Erbitux®, Yervoy™, Keytruda®, Opdivo®, and chemotherapies, and potentially against other novel drug candidates or treatments that are currently in development. There have been several additional monoclonal antibodies in development for cancer, such as Abbvie’s ABT-165, an anti-DLL4/VEGF dual variable domain immunoglobulin, and ABL Bio’s ABL001, an anti-DLL4/VEGF antibody, both of which are reportedly being studied in clinical trials. In the immuno-oncology field, there are several companies reportedly advancing antibody programs modulating TIGIT in early stage research and development, including Genentech (Roche), Merck, BMS, and Arcus Biosciences, and there are several approved therapeutic agents against other immuno-oncology targets. We also anticipate that we will face increased competition in the future as new companies enter into our target markets and scientific developments surrounding the immuno-oncology field continue to develop.

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

An important element of our clinical development strategy for certain of our therapeutic candidates such as  etigilimab (anti-TIGIT, OMP-313M32)  is that we seek to identify patient subsets within a disease category who may derive selective and meaningful benefit from the therapeutic candidates we are developing. In collaboration with our partners, we plan to develop companion diagnostics for selected therapeutic candidates to help us to more accurately identify patients within a particular subset. Such companion diagnostics would be used during our clinical trials as well as in connection with the commercialization of our therapeutic candidates. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and therefore require separate regulatory clearance or approval prior to commercialization. The clinical development of novel therapeutics with a companion diagnostic is complex from an operational and regulatory perspective because of the need for both the drug and the diagnostic to receive regulatory clearance or approval.

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

We may form additional strategic alliances in the future with respect to our independent programs, as well as for etigilimab if Celgene does not exercise its option, and we may not realize the benefits of such alliances.

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties with respect to our independent programs that we believe will complement or augment our existing business. For example, we may attempt to find a partner for licensing, development and/or commercialization of our unpartnered research, preclinical and clinical assets, or of etigilimab if Celgene decides to terminate our collaboration agreement or to not exercise its option for etigilimab. Our currently unpartnered programs include navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83). We routinely engage in partnering discussions with a range of pharmaceutical and biotechnology companies and could enter into new collaborations at any time. We face significant competition in seeking appropriate strategic partners, and the negotiation process to secure appropriate terms is time-consuming and complex. Any delays in identifying suitable development partners and entering into agreements to develop our therapeutic candidates could also delay the commercialization of our therapeutic candidates, which may reduce their competitiveness even if they reach the market. Moreover, we may not be successful in our efforts to establish such a strategic partnership for any of our unpartnered therapeutic candidates and programs on terms that are acceptable to us, or at all. This may be because our therapeutic candidates and programs may be deemed to be at too early of a stage of development for collaborative effort, our research and development pipeline may be viewed as insufficient, and/or third parties may not view our therapeutic candidates and programs as having sufficient potential for commercialization, including the likelihood of an adequate safety and efficacy profile. Even if we are successful in entering into a strategic alliance or license arrangement, there is no guarantee that the collaboration will be successful, or that any future partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions.

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

Since we are no longer an “emerging growth company” as defined in the Jumpstart our Business Startups Act, or the JOBS Act, we are no longer able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” Accordingly, we are now required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, increased disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result we will incur the greater expenses associated with such reporting requirements.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, we may be subject to sanctions by regulatory authorities.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and have provided a management report on the internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We evaluate our internal controls systems to allow management to report on, and allow our independent auditors to attest to, our internal controls. We are currently performing and will continue to perform the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and eventual auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to comply with the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or The Nasdaq Stock Market LLC, or Nasdaq. Any such action could adversely affect our financial results or investors’ confidence in us and could cause our stock price to fall. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources and could materially adversely affect our stock price. Inferior internal controls could also cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, which could have a negative effect on our stock price.

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

We have incurred substantial losses during our history and do not expect to become profitable in 2019 and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be further limited. We have experienced ownership changes in the past, and we may experience additional ownership changes in the future as a result of subsequent shifts in our equity ownership, some of which are outside of our control. As of December 31, 2018, we had federal and California net operating loss carryforwards of $267.7 million and $97.2 million, respectively, that could be limited if we experience an ownership change, which could have an adverse effect on our results of operations.

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

The regulatory requirements and policies may change and additional government regulations may be enacted for which we may also be required to comply and that could prevent, limit or delay regulatory approval of our therapeutic candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law.  The Cures Act, among other things, is intended to modernize the regulation of biologics and spur innovation. If we or our collaboration partners are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we or our collaboration partners, as applicable, may lose any marketing approval that we may have obtained and will not be permitted to market our future products, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. We expect that the current presidential administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all or certain provisions of, the Affordable Care Act. For example, the Tax Act was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. Additionally, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. While the Trump Administration and the Centers for Medicare & Medicaid Services have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, will impact the law. As a result, there is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes include aggregate reductions of Medicare payments to providers of 2 percent per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments, will remain in effect through 2027 unless additional Congressional action is taken, and the American Taxpayer Relief Act, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

Moreover, payment methodologies, including payment for companion diagnostics, may be subject to changes in healthcare legislation and regulatory initiatives. For example, the CMS has begun bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting and, in 2018, the CMS began paying for clinical laboratory services based on a weighted average of reported prices that private payors, Medicare Advantage plans, and Medicaid Managed Care plans pay for laboratory services. In addition, recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 21st Century Cures Act changed the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amount that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our therapeutic candidates or companion diagnostics or additional pricing pressures.

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

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the Affordable Care Act, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable,” based on their similarity to existing brand product. Under the BPCIA, an application for a biosimilar product cannot be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA, and the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The 12 years of data exclusivity afforded to biologics under the BPCIA does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data, and seeking approval. Data exclusivity only assures that another company cannot rely upon data within the innovator’s application to support the biosimilar product’s application. The law is complex and is subject to continuing interpretation and implementation by the FDA. As a result, its ultimate impact, implementation and meaning are subject to continuing uncertainty. The FDA has continued to approve few biosimilar products, however, reflecting that the Agency is continuing to move forward with implementation and application of a regulatory pathway for biosimilars despite some ongoing uncertainty surrounding the specifics of the biosimilar regulatory pathway. The FDA’s processes for biosimilars could have a material adverse effect on the future commercial prospects for our biological products.

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

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or pricing information and marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•

similar healthcare laws and regulations in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals (including the GDPR).

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, individual imprisonment,  and the curtailment or restructuring of our operations. Any penalties could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

Risks Related to the Securities Market and Investment in Our Common Stock

On January 23, 2019 we received written notice from Nasdaq that we were not in compliance with Nasdaq’s continued listing requirements due to our failure to maintain a minimum closing bid price.  Our common stock may be delisted from the Nasdaq Global Select Market if we cannot satisfy Nasdaq’s continued listing requirements.

On January 23, 2019, we received a letter from the listing qualifications department of The Nasdaq Stock Market (“Nasdaq”) indicating that for 30 consecutive business days we did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until July 22, 2019, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days before July 22, 2019.

If our common stock does not achieve compliance by July 22, 2019, we may be eligible for an additional 180-day period to regain compliance if we transfer to the Nasdaq Capital Market, provided that we meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards of the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, for example, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, Nasdaq could provide notice that our common stock will become subject to delisting. In the event we receive notice that our common stock is being delisted, Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff to a Hearings Panel.

We believe that the completion of the Merger will address the above-indicated Nasdaq compliance matter. We will also continue to monitor the bid price for its common stock and consider various other options available to it if our common stock does not trade at a level that is likely to regain compliance. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or maintain compliance with any other Nasdaq requirement in the future.

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
•

results from, or any delays in, clinical trial programs relating to our therapeutic candidates, including the ongoing and planned clinical trials for navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83) and etigilimab (anti-TIGIT, OMP-313M32);

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

•

announcements relating to future collaborations; our existing collaboration with  Celgene, including decisions regarding the exercise by Celgene of its option for etigilimab or any termination by Celgene the etigilimab development program; or our small molecule program collaboration with Bayer, including the advancement or non-advancement of the small molecule programs into further development and potential commercialization by Bayer;

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

Based on the beneficial ownership of our outstanding common stock as of December 31, 2018, our officers and directors, together with their respective affiliates, beneficially own approximately 14.3% of our outstanding common stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

If our existing stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of December 31, 2018, we have a total of 38,660,146 shares of common stock outstanding.

Based on the number of shares subject to outstanding awards under our 2004 Stock Incentive Plan and 2013 Equity Incentive Award Plan, or available for issuance under our 2013 Equity Incentive Award Plan and Employee Stock Purchase Plan as of December 31, 2018, 9,311,367 shares of common stock that are either subject to outstanding options, outstanding but subject to vesting, or reserved for future issuance under our employee benefit plans will be eligible for sale in the public market, subject to, in the case of shares issued to directors, executive officers and other affiliates, the volume limitations under Rule 144 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Pursuant to our equity incentive plan, we are authorized to grant equity-based incentive awards to our employees, directors and consultants. As of December 31, 2018, there were 3,349,842 shares of our common stock reserved for future issuance under our 2013 Equity Incentive Award Plan, or the 2013 Plan. The number of shares of our common stock reserved for issuance under our 2013 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under our 2004 Stock Incentive Plan, or the 2004 Plan, and (ii) annually on the first day of the year by the lesser of (x) a number of additional shares of our common stock representing 4% of our then-outstanding shares of common stock on the last day of the immediately preceding fiscal year; (y) 1,500,000 shares of our common stock; and (z) such smaller number of shares as determined by our board of directors. As a result of this increase, an additional 1,500,000 shares of our common stock became available for future issuance under our 2013 Plan as of January 1, 2018. Future option grants and issuances of common stock under our 2013 Plan may have an adverse effect on the market price of our common stock.

In addition, pursuant to our 2013 Employee Stock Purchase Plan, or ESPP, as of December 31, 2018, 1,510,518 shares of our common stock were available for issuance to our employees. The number of shares of our common stock reserved for issuance under our ESPP will be increased annually on the first day of the year by the lesser of (x) a number of additional shares of our common stock representing 1% of our then-outstanding shares of common stock on the last day of the immediately preceding fiscal year; (y) 350,000 shares of our common stock; and (z) such number of shares as determined by our board of directors. As a result of this increase, an additional 350,000 shares of our common stock became available for future issuance under our ESPP as of January 1, 2018. Future issuances of common stock under our ESPP may have an adverse effect on the market price of our common stock.

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

Our officers are parties to employment agreements providing for aggregate cash payments of up to approximately $3.5 million for severance and other benefits and acceleration of vesting of stock options with a value of up to approximately $.01 million (as of December 31, 2018) in the event of a termination of employment in connection with a change of control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

In October 2018 and January 2019, the Company subleased a specified portion of the Company’s office facility located in Redwood City, California. These subleases have terms of 12 to 24 months and will expire in 2020. The aggregate sublease proceeds are approximately $1.6 million and $0.8 million for the years ended December 31, 2019 and 2020, respectively.

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

Holders of Common Stock

As of December 31, 2018, there were approximately 44 holders of record of our common stock. In addition, a substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Not applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this Annual Report on Form 10 K.

ITEM 6.	SELECTED FINANCIAL DATA

The selected statement of operations data for the years ended December 31, 2018, 2017 and 2016, and the selected balance sheet data as of December 31, 2018 and 2017 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the years ended December 31, 2015 and 2014 and the selected balance sheet data as of December 31, 2016, 2015 and 2014 are derived from our audited financial statements which are not included in this Annual Report on Form 10-K.

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

	Year Ended December 31,
(In thousands, except share and per share data)	2018	2017	2016	2015	2014
Statement of Operations Data:
Revenue:
Collaboration revenue	$44,421	$36,016	$21,277	$25,216	$39,559
Other revenue	-	2,138	3,876	683	—
Total revenue	44,421	38,154	25,153	25,899	39,559
Operating expenses:
Research and development (1)	34,443	59,839	109,713	92,873	76,430
General and administrative (1)	18,172	16,761	18,827	18,583	13,753
Restructuring charges (1)	1,851	2,527	—	—	—
Total operating expenses	54,466	79,127	128,540	111,456	90,183
Loss from operations	(10,045)	(40,973)	(103,387)	(85,557)	(50,624)
Interest and other income (expense), net	1,562	828	299	170	105
Loss before income taxes	(8,483)	(40,145)	(103,088)	(85,387)	(50,519)
Income tax provision (benefit)	(382)	(1,083)	14	20	(509)
Net loss	$(8,101)	$(39,062)	$(103,102)	$(85,407)	$(50,010)
Net loss per common share, basic and diluted (2)	$(0.21)	$(1.04)	$(3.14)	$(2.84)	$(1.69)
Shares used to compute net loss per common share, basic and diluted (2)	38,442,994	37,631,348	32,859,554	30,028,684	29,664,326

(1)	Included in the statement of operations data above are the following non-cash stock-based compensation expenses:

	Year Ended December 31,
(In thousands)	2018	2017	2016	2015	2014
Research and development	$3,380	$4,886	$5,892	$6,113	$3,600
General and administrative	3,397	4,522	5,239	4,653	2,594
Restructuring charges	65	6	—	—	—
Total stock-based compensation	$6,842	$9,414	$11,131	$10,766	$6,194

(2)	See Notes 2 and 14 to our audited financial statements included in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted net loss per common share.

	As of December 31,
(In thousands)	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and short-term investments	$57,345	$103,091	$184,573	$157,279	$231,966
Working capital	51,083	12,073	133,730	178,614	202,264
Total assets	65,078	110,322	195,482	237,887	247,842
Accumulated deficit	(361,786)	(452,007)	(412,945)	(309,843)	(224,436)
Total stockholders’ equity (deficit)	48,231	(48,603)	(23,028)	3,551	76,367

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements, include, but are not limited to, the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs; our ability to advance therapeutic candidates into, and successfully complete, clinical trials; the structure, timing, and completion of the proposed business combination with Mereo BioPharma Group plc, Mereo US Holdings Inc. (“HoldCo”), and Mereo MergerCo One Inc.; our continued listing on The Nasdaq Global Select Market until the closing of the Merger; our continued compliance with the listing requirements of The Nasdaq Stock Market; HoldCo’s anticipated listing of American Depositary Shares on The Nasdaq Stock Market in connection with the closing of the Merger; our receipt of future milestone payments and/or royalties, and the expected timing of such payments; our collaborators’ exercise of their license options; the commercialization of our therapeutic candidates; the implementation of our business model, strategic plans for our business, therapeutic candidates and technology; the scope of protection we are able to establish and maintain for intellectual property rights covering our therapeutic candidates and technology; estimates of our expenses, future revenues, capital requirements and our needs for additional financing; the timing or likelihood of regulatory filings, including Investigational New Drug applications, and approvals; our ability to maintain and establish collaborations or obtain additional government grant funding; our use of proceeds from our initial public offering or IPO; our financial performance; and developments relating to our competitors and our industry. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Item 1A. Risk Factors” of this Annual Report on Form 10-K. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Overview

OncoMed is a clinical-stage biopharmaceutical company focused on developing novel therapeutics that address the fundamental biology driving cancer’s growth, resistance, recurrence and metastasis. We believe our therapeutic candidates are quite distinct from current generations of chemotherapies and targeted therapies, and have the potential to significantly impact cancer treatment and the clinical outcome of patients with cancer.

We currently have two therapeutic candidates in active clinical development targeting key cancer pathways, including pathways regulating can stem cells (CSCs) and the immune systems response to cancer. The first therapeutic candidate in active clinical development, navicixizumab (anti-DLL4/VEGF bispecific, OMP-305B83), has completed a single-agent Phase Ia trial in patients with advanced solid tumors, and we are conducting a Phase Ib clinical trial of navicixizumab in combination with a standard chemotherapy regimen in patients with platinum-resistant ovarian cancer.   Enrollment of patients in the Phase Ib clinical trial has been completed, and we are determining next steps for the program. Our second therapeutic candidate, etigilimab (anti-TIGIT, OMP-313M32), recently completed the single-agent Phase Ia portion of a Phase Ia/b clinical trial, which enrolled patients with advanced or metastatic solid tumors, and is currently in the Phase Ib portion of the clinical trial, which combines etigilimab with anti-PD1 (nivolumab). Enrollment in the Phase Ia/b clinical trial has been completed. Etigilimab is part of our collaboration with Celgene Corporation, or Celgene.  Clinical trials for these two therapeutic candidates are ongoing, with the intent of gathering additional data required to proceed to later stage clinical trials and potentially product approval. Another therapeutic candidate, GITRL-Fc (OMP-336B11), is currently in a single-

agent Phase Ia trial in patients with advanced or metastatic solid tumors, although enrollment has ended, and we do not plan to advance GITRL-Fc beyond Phase Ia.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales. Our revenue to date has been primarily derived from upfront payments and development milestones received from our current collaborators Celgene Corporation, or Celgene, and Bayer Pharma AG, or Bayer, and our former collaborator GlaxoSmithKline LLC, or GSK.

The following table summarizes our revenue for the years ended December 31, 2018, 2017 and 2016, which is related to the recognition of upfront payments, milestone payments and reimbursements of research and development costs under our various collaboration arrangements:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Celgene:
Recognition of upfront payment	$44,421	$35,588	$20,053
Other revenue	—	409	1,780
Celgene total	44,421	35,997	21,833
Bayer:
Recognition of upfront payment	—	278	648
Other revenue	—	1,726	1,457
Bayer total	—	2,004	2,105
GSK:
Recognition of upfront payment	—	150	576
Other revenue	—	3	639
GSK total	—	153	1,215
Total revenue	$44,421	$38,154	$25,153

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

The following table summarizes our research and development expenses for the years ended December 31, 2018, 2017 and 2016. The internal costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline. The external program costs reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Internal Costs:
Cancer biology, pathology and toxicology	$7,145	$12,027	$17,404
Molecular and cellular biology	6,256	6,660	7,886
Process development and manufacturing	3,630	3,612	6,018
Product development	5,864	8,817	11,751
Subtotal internal costs	22,895	31,116	43,059
External Program Costs:
Manufacturing	3,121	4,334	16,766
Clinical	6,392	20,456	40,810
Translational medicine	1,590	2,807	4,500
Toxicology	445	1,126	4,578
Subtotal external program costs	11,548	28,723	66,654
Total research and development expense	$34,443	$59,839	$109,713

Our research and development expenses decreased from 2018 to 2017 as we discontinued development of multiple therapeutic product candidates. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We or our current or future partners may never succeed in achieving marketing approval for any of our therapeutic candidates. The probability of success of each therapeutic candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.

For the biologic programs covered under our strategic alliance with Celgene, we are responsible for development that we choose to undertake of each therapeutic candidate prior to the exercise of Celgene’s option for the applicable program. Celgene may exercise such option on a program-by-program basis during time periods through the earlier of completion of certain clinical trials or the twelfth anniversary of the date of our collaboration agreement. As of December 31, 2018, the etigilimab program is the only program remaining under the collaboration. During the fourth quarter of 2018, we evaluated the development program status of the product candidates under the collaboration agreement with Celgene and determined that the clinical data we have obtained to date supported a revision in our estimate of the remaining period of performance up to the first quarter of 2019. If Celgene exercises its option for the etigilimab program, we will enter into a license agreement with Celgene for etigilimab whereupon Celgene would be responsible for all further development costs.

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

Restructuring Charges

Restructuring charges relate to severance, other one-time benefits and other employee related charges as a result of the restructuring plan that we implemented in December 2018 and April 2017.

Interest and Other Income (Expense), net

Interest and other income (expense), net consists primarily of interest received on our cash, cash equivalents and short-term investments balances.

Provision for Income Taxes

For the year ended December 31, 2018, we recorded an income tax benefit of $0.4 million in the statement of operations as a result of a lapse of statute of limitations on uncertain tax positions. For the year ended December 31, 2017, we recorded an income tax benefit of $1.1 million due to an AMT refundable credit as a result of the Tax Cuts and Jobs Act (“Tax Act”), enacted on December 22, 2017. For the year ended December 31, 2016, we recorded tax expense of $14,000 due to interest on uncertain tax positions.

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes included the reduction of the federal corporate income tax rate from 35% to 21% and the repeal of corporate AMT. We recorded $1.1 million as income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. We expect a portion of the AMT to be refunded in the following 12 months.

On December 22, 2017, SEC Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The impact of the Act was finalized during the year ended December 31, 2018, and no change was made from the previously reported provisional amount.

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

At December 31, 2018 and 2017, we had total federal and state unrecognized tax benefits of $17.0 million and $16.7 million, respectively. Of the total unrecognized tax benefits, $16.2 million and $15.9 million at December 31, 2018 and 2017, respectively, if recognized, in the absence of a valuation allowance, would reduce our effective tax rate in the period of recognition. As of December 31, 2018, we do not believe that it is reasonably possible that our unrecognized tax benefits will significantly change in the next 12 months.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

	Year Ended December 31,		Dollar
(In thousands)	2018	2017	Change
Revenue:
Collaboration revenue	$44,421	$36,016	$8,405
Other revenue	—	2,138	(2,138)
Total revenue	44,421	38,154	6,267
Operating expenses:
Research and development	34,443	59,839	(25,396)
General and administrative	18,172	16,761	1,411
Restructuring charges	1,851	2,527	(676)
Total operating expenses	54,466	79,127	(24,661)
Loss from operations	(10,045)	(40,973)	30,928
Interest and other income, net	1,562	828	734
Loss before income taxes	(8,483)	(40,145)	31,662
Income tax provision (benefit)	(382)	(1,083)	701
Net loss	$(8,101)	$(39,062)	$30,961

Revenue

Total revenue for the year ended December 31, 2018 was $44.4 million, an increase of $6.2 million, or 16%, compared to $38.2 million for the year ended December 31, 2017. Effective January 1, 2018, we adopted Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers, using the modified retrospective method for our collaboration agreement with Celgene. Under this method, the impact of the transition is reflected in the opening balance of the accumulated deficit as of January 1, 2018, while the prior period revenue amounts are not adjusted. For the year ended December 31, 2018, under Topic 606, we recognized collaboration revenue of $44.4 million based on a measure of progress toward the completion of the performance obligation. For the year ended December 31, 2017, we recognized collaboration revenue of $36.0 million on a straight-line basis as permitted by the legacy revenue recognition guidance. For further discussion regarding our revenue recognition policy, see Note 2 to our Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Research and Development

Research and development expenses were $34.4 million for the year ended December 31, 2018, a decrease of $25.4 million, or 42%, compared to $59.8 million for the year ended December 31, 2017. The decrease was comprised of a $17.2 million decrease in our external program costs and an $8.2 million decrease in our internal program costs.

The decrease in external costs of $17.2 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to decreases in clinical study costs of $14.1 million as a result of the discontinuation of various clinical programs in 2018. The decrease in internal costs of $8.2 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 was due to overall decrease in activity and spend on our clinical programs. We expect that our research and development expenses will continue to decrease as our clinical development activities decrease.

General and Administrative

General and administrative expenses were $18.2 million for the year ended December 31, 2018, an increase of $1.4 million, or 8%, compared to $16.8 million for the year ended December 31, 2017. The increase is primarily due to increases in consulting costs and outside professional fees of $1.2 million and transaction costs of $1.8 million incurred as a result of the Merger Agreement entered into with Mereo in the fourth quarter of 2018. The increase in general and administrative expenses was offset by decreases in legal cost of $0.7 million and payroll-related expense of $1.1 million as a result of the reduction in force implemented in April 2017.

Restructuring Charges

Restructuring charges were $1.9 million and $2.5 million for the year ended December 31, 2018 and 2017, respectively. The restructuring costs are related to severance, other one-time benefits and other employee related charges as a result of the restructuring plan that we implemented in December 2018 and April 2017.

Interest and Other Income (Expense), net

Interest and other income (expense), net was $1.5 million for the year ended December 31, 2018, a change of $0.7 million, compared to $0.8 million for the year ended December 31, 2017. The change was due to interest earned on cash, cash equivalents and short-term investments during the year.

Comparison of the Years Ended December 31, 2017 and 2016

	Year Ended December 31,		Dollar
(In thousands)	2017	2016	Change
Revenue:
Collaboration revenue	$36,016	$21,277	$14,739
Other revenue	2,138	3,876	(1,738)
Total revenue	38,154	25,153	13,001
Operating expenses:
Research and development	59,839	109,713	(49,874)
General and administrative	16,761	18,827	(2,066)
	2,527	—	2,527
Total operating expenses	79,127	128,540	(49,413)
Loss from operations	(40,973)	(103,387)	62,414
Interest and other income (expense), net	828	299	529
Loss before income taxes	(40,145)	(103,088)	62,943
Income tax provision (benefit)	(1,083)	14	(1,097)
Net loss	$(39,062)	$(103,102)	$64,040

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

Liquidity and Capital Resources

As of December 31, 2018, we had cash, cash equivalents and short term investments totaling $57.3 million.

In June 2015, we filed a shelf registration statement on Form S-3 (File No. 333-204914), which permitted: (a) the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and (b) as part of the $250.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock could have been issued and sold under a sales agreement with Cantor Fitzgerald & Co. in one or more at-the-market offerings. Through December 31, 2017, we sold 743,987 shares pursuant to our at-the-market program at a weighted average price of $8.93 per share, resulting in aggregate net proceeds to us of $6.5 million, net of offering costs.

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

In May 2018, we filed a new shelf registration statement on Form S-3 (File No. 333-225225) that permits: (a) the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock, preferred stock, debt securities, warrants and/or units; and (b) as part of the $150.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $30.0 million of our common stock that may be issued and sold under our sales agreement with Cantor Fitzgerald & Co. in one or more at-the-market offerings. As of December 31, 2018, we have not sold any securities pursuant to this shelf registration statement. Following the effectiveness of this shelf registration statement on Form S-3 in June 2018, no additional securities covered by the prior shelf registration statement on Form S-3 (File No. 333-204914) shall be offered or sold.

Our primary uses of cash are to fund operating expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and short-term investments as of December 31, 2018 will be sufficient to meet our anticipated cash requirements through at least the first quarter of 2020, even without taking into account potential future milestone payments to us. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•

the achievement of milestones and/or exercise of the etigilimab option under our agreement with  Celgene or the achievement of milestones and/or advancement of the small molecule programs into further development and potential commercialization under our agreement with Bayer;

•	the initiation, progress, timing and completion of clinical trials for our therapeutic candidates;
•	the number and characteristics of therapeutic candidates that we pursue;
•	the progress, costs and results of our clinical trials;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory requirements;
•	funding we may receive under any new collaborations we may enter into or new government grants we may be awarded in the future;
•	the costs and timing of hiring new employees to support any future growth; and
•	the costs and timing of procuring clinical supplies of our therapeutic candidates.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Cash used in operating activities	$(44,862)	$(84,970)	$(36,936)
Cash provided by (used in) investing activities	41,182	57,250	(29,703)
Cash provided by financing activities	89	4,044	65,148

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2018 was $44.9 million. The net loss of $8.1 million was offset by non-cash charges of $1.7 million for depreciation and amortization and $6.8 million for stock-based compensation expense. The change in net operating assets of $45.3 million was due primarily to a decrease in accrued clinical liabilities of $1.7 million due to the decrease in our clinical development activities, and a decrease in deferred revenue of $44.4 million due to the amortization of upfront payments from our current collaboration arrangements with Celgene.

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

Cash Flows from Investing Activities

Cash provided by (used in) investing activities for the years ended December 31, 2018, 2017 and 2016 was comprised of purchases of short-term investments amounting to $82.3 million, $127.4 million and $207.3 million, respectively, offset by maturities of short-term investments amounting to $124.1 million, $185.2 million and $178.7 million, respectively. Acquisition of property and equipment for the years ended December 31, 2018, 2017 and 2016, amounted to $0.7 million, $0.6 million and $1.2 million, respectively.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2018 was comprised of aggregate net proceeds of $89,000 received from issuance of common stock related to employee stock plan purchases.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2018:

	Payments Due by Period
(In thousands)	Less than 1 year	2 to 3 Years	4 to 5 Years	More Than 5 Years	Total
Operating leases, net of sublease income (1)	$776	$4,217	$5,428	$13,382	$23,803

(1)Operating leases include total future non-cancelable obligations under our operating lease agreement. The amounts set forth in the table above are net of sublease income of $1.6 million and $0.8 million for the years ended December 31, 2019 and 2020.

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

In October 2018 and January 2019, the Company subleased a specified portion of the Company’s office facility located in Redwood City, California. These subleases are cancellable and have terms of 12 to 24 months up to 2020. The aggregate sublease proceeds are $1.6 million and $0.8 million for the years ending December 31, 2019 and 2020, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements or any holdings in variable interest entities.

Critical Accounting Polices and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. See Note 2 to Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and the effect on our financial statements.

Revenue Recognition

We generate substantially all of our revenue from collaborative research and development agreements with pharmaceutical companies. Under collaboration agreements, we may receive non-refundable upfront payments, funding for research and development services, milestones, other contingent payments and royalties.

Effective January 1, 2018, we adopted Topic 606 using the modified retrospective transition method. Under this method, we recorded a cumulative adjustment to the opening balance of accumulated deficit and to deferred revenue. Under Topic 606, we recognize revenue when we transfer control of promised goods or services to our customers in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once a contract is determined to be within the scope of Topic 606, we assess the goods or services promised within the contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We evaluated our existing contracts and only applied Topic 606 to those contracts that were not completed at January 1, 2018. As a result of this evaluation, we determined that only our collaboration with Celgene is within the scope of Topic 606 and concluded that Celgene is a customer. The Company determined that its performance obligation under the arrangement with Celgene is research and development services. As part of the promised research and development services, the Company may provide the resultant data to Celgene to assist Celgene in determining whether or not to exercise its options. Under the arrangement, Celgene has options to further develop and commercialize biologic therapeutics in each program under the collaboration, which may be exercised during time periods specified in the agreement. Upon Celgene’s exercise of its option for certain programs, the Company may, at its discretion, gain co-development and co-commercialization rights and corresponding obligations. The Company determined that the exclusive option(s) provided to Celgene is not a material right under Topic 606 and thus it is not a performance obligation. Based on its assessment, the Company has identified the research and development services as the only performance obligation at the inception of the collaboration agreement.

The terms of our arrangement with Celgene include payments by Celgene of a non-refundable upfront fee; potential development, regulatory and sales milestones; program opt-in payments; and royalties on net product sales. Each of these payments results in collaboration revenue, except for revenues from royalties on net product sales, which would be classified as royalty revenues. Prior to recognizing revenue, we estimate the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration includes payments based upon the achievement of specified milestones, and royalty payments based on product sales derived from the collaboration. Under the collaboration agreement, we determined that the non-refundable upfront cash payment of $155.0 million and stock premium of $1.7 million received in December 2013, the $70.0 million demcizumab (anti-DLL4, OMP-21M18) safety milestone that was achieved in December 2015 and the two designation milestone payments of $2.5 million each for the designation of rosmantuzumab and etigilimab as clinical candidates in 2014 and 2015, respectively, constitute consideration to be included in the transaction price. The total consideration received of $231.7 million constitutes the transaction price at the transition date for Topic 606.

We apply the five-step model in determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our collaboration agreement with Celgene. As part of the accounting for this arrangement, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We also must develop assumptions that require judgment in determining the measure of progress used to recognize revenue. Under Topic 606, we recognize collaboration revenue by measuring the progress toward complete satisfaction of the performance using an input measure. We concluded the method that best correlates with progress of the services provided to Celgene is the input method, based on actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. We evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in our balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current liabilities.

We recognize revenue for reimbursements of research and development costs as the services are performed. The reimbursement of research and development costs has been excluded from the transaction price, as the performance of these research and development services was at our discretion and is not a commitment or performance obligation pursuant to the Celgene collaboration agreement.

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

Stock-Based Compensation

We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. Stock-based compensation expense was $6.8 million, $9.4 million and $11.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Newly Adopted and Recent Accounting Pronouncements

Refer to Newly Adopted and Recent Accounting Pronouncements in Note 2 to our Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.

Interest Rate Sensitivity

We had cash and short-term investments of $57.3 million and $103.1 million as of December 31, 2018 and 2017, respectively, which consisted of bank deposits and U.S. Treasury Bills. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt as of December 31, 2018 or 2017.

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

Foreign Currency Exchange Rate Sensitivity

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in Euro and British Sterling. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward foreign exchange contracts, nor did we in the year ended December 31, 2018. In the years ended December 31, 2018 and 2017, all foreign transactions settled on the applicable spot exchange basis at the time such payments were made.

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

ONCOMED PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of OncoMed Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of OncoMed Pharmaceuticals, Inc. (the Company) as of December 31, 2018 and 2017, the related statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 7, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), effective January 1, 2018.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Redwood City, California

March 7, 2019

OncoMed Pharmaceuticals, Inc.

Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$9,686	$13,277
Short-term investments	47,659	89,814
Accounts receivable and other receivables	3,026	405
Prepaid and other current assets	1,913	1,709
Assets held for sale	1,443	—
Total current assets	63,727	105,205
Property and equipment, net	623	3,275
Other assets	728	1,842
Total assets	$65,078	$110,322
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$1,787	$2,565
Accrued liabilities	4,368	3,940
Accrued clinical liabilities	2,736	4,434
Current portion of deferred revenue	3,697	82,193
Current portion of deferred rent	56	—
Total current liabilities	12,644	93,132
Deferred revenue, less current portion	—	61,645
Deferred rent, less current potion	4,103	3,765
Noncurrent income tax payable	—	383
Other liabilities	100	—
Total liabilities	16,847	158,925
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2018 and 2017; no shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized at December 31, 2018 and 2017; 38,660,146 and 38,212,505 shares issued and outstanding at December 31, 2018 and 2017, respectively	38	38
Additional paid-in capital	410,008	403,077
Accumulated other comprehensive (loss) income	(29)	289
Accumulated deficit	(361,786)	(452,007)
Total stockholders’ equity (deficit)	48,231	(48,603)
Total liabilities and stockholders’ equity (deficit)	$65,078	$110,322

See accompanying notes to the financial statements.

OncoMed Pharmaceuticals, Inc.

Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Collaboration revenue	$44,421	$36,016	$21,277
Other revenue	—	2,138	3,876
Total revenue	44,421	38,154	25,153
Operating expenses:
Research and development	34,443	59,839	109,713
General and administrative	18,172	16,761	18,827
Restructuring charges	1,851	2,527	—
Total operating expenses	54,466	79,127	128,540
Loss from operations	(10,045)	(40,973)	(103,387)
Interest and other income, net	1,562	828	299
Loss before income taxes	(8,483)	(40,145)	(103,088)
Income tax provision (benefit)	(382)	(1,083)	14
Net loss	$(8,101)	$(39,062)	$(103,102)
Net loss per common share, basic and diluted	$(0.21)	$(1.04)	$(3.14)
Shares used to compute net loss per common share, basic and diluted	38,442,994	37,631,348	32,859,554

See accompanying notes to the financial statements.

OncoMed Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(8,101)	$(39,062)	$(103,102)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(318)	29	240
Total comprehensive loss	$(8,419)	$(39,033)	$(102,862)

See accompanying notes to the financial statements.

OncoMed Pharmaceuticals, Inc.

Statements of Stockholders’ Equity (Deficit)

(In thousands, except share data)

				Accumulated		Total
			Additional	Other		Stockholders’
	Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	(Loss) Income	Deficit	(Deficit)
Balances at December 31, 2015	30,116,633	$30	$313,344	$20	$(309,843)	$3,551
Issuance of common stock upon public offering, net of offering costs	6,325,000	7	59,163	—	—	59,170
Issuance of common stock under At-the-Market Agreement, net of offering costs	388,166	—	4,739	—	—	4,739
Issuance of common stock related to stock incentive plans	284,790	—	1,243	—	—	1,243
Stock-based compensation	—	—	11,131	—	—	11,131
Net unrealized gain on available-for-sale securities	—	—	—	240	—	240
Net loss	—	—	—	—	(103,102)	(103,102)
Balances at December 31, 2016	37,114,589	37	389,620	260	(412,945)	(23,028)
Issuance of common stock under At-the-Market Agreement, net of offering costs	355,821	—	1,701	—	—	1,701
Issuance of common stock related to stock incentive plans	742,095	1	2,342	—	—	2,343
Stock-based compensation	—	—	9,414	—	—	9,414
Net unrealized gain on available-for-sale securities	—	—	—	29	—	29
Net loss	—	—	—	—	(39,062)	(39,062)
Balances at December 31, 2017	38,212,505	$38	$403,077	$289	$(452,007)	(48,603)
Adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606)	—	—	—	—	98,322	98,322
Issuance of common stock related to stock incentive plans	447,641	—	89	—	—	89
Stock-based compensation	—	—	6,842	—	—	6,842
Net unrealized loss on available-for-sale securities	—	—	—	(318)	—	(318)
Net loss	—	—	—	—	(8,101)	(8,101)
Balances at December 31, 2018	38,660,146	$38	$410,008	$(29)	$(361,786)	$48,231

See accompanying notes to the financial statements.

OncoMed Pharmaceuticals, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(8,101)	$(39,062)	$(103,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,691	1,710	1,764
Stock-based compensation	6,842	9,414	11,131
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(19)	2,110	68,184
Income tax refund receivable	—	(1,098)	—
Prepaid and other current assets	(204)	786	782
Other assets	1,114	684	379
Accounts payable	(778)	(2,325)	(1,770)
Accrued liabilities, income tax payable and other liabilities	318	(4,572)	(3,115)
Accrued clinical liabilities	(1,698)	(17,420)	9,633
Deferred revenue	(44,421)	(36,045)	(21,272)
Deferred rent	394	848	450
Net cash used in operating activities	(44,862)	(84,970)	(36,936)
Investing activities
Purchases of property and equipment	(655)	(585)	(1,158)
Purchases of short-term investments	(82,305)	(127,376)	(207,283)
Maturities of short-term investments	124,142	185,211	178,738
Net cash provided by (used in) investing activities	41,182	57,250	(29,703)
Financing activities
Proceeds from issuance of common stock related to the exercise of options and employee stock plan purchases	89	2,343	1,239
Net proceeds from issuance of common stock under At-the-market Agreement	—	1,701	4,739
Net proceeds from issuance of common stock upon public offering	—	—	59,170
Net cash provided by financing activities	89	4,044	65,148
Net decrease in cash and cash equivalents	(3,591)	(23,676)	(1,491)
Cash and cash equivalents at beginning of year	13,277	36,953	38,444
Cash and cash equivalents at end of year	$9,686	$13,277	$36,953
Supplemental cash flow information:
Accrued liabilities for purchase of property and equipment	$—	$173	$244

See accompanying notes to the financial statements.

OncoMed Pharmaceuticals, Inc.

Notes to the Financial Statements

1. Organization

OncoMed Pharmaceuticals, Inc. (“OncoMed”, the “Company”, “us”, “we”, or “our”) is a clinical-stage biopharmaceutical company focused on developing novel therapeutics that address the fundamental biology driving cancer’s growth, resistance, recurrence and metastasis. The Company currently has two therapeutic candidates in active clinical development targeting pathways regulating cancer, including cancer stem cell, or CSC, pathways or immuno-oncology. The Company’s operations are based in Redwood City, California and it operates in one segment.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, preclinical study and clinical trial accruals, fair value of assets and liabilities, stock-based compensation, restructuring charges and income taxes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

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

Other Comprehensive (Loss) Income

Other comprehensive (loss) income includes certain changes in equity from non-owner sources that are excluded from net loss, specifically, unrealized gains and losses on available-for-sale investments and the related tax impact.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining life of the lease at the time the asset is placed into service. In December 2018, the Company changed the estimated useful life of its leasehold improvements to better reflect the period during which these assets are expected to remain in service. The change in estimated useful life has been accounted for as a change in accounting estimate. The remaining carrying amounts of the leasehold improvements as of December 31, 2018 will be amortized prospectively over one year up to December 31, 2019. The change in estimated useful life increased loss from operations and net loss by approximately $26,000, or less than $0.01 per share, as reported in the Statement of Operations for the year ended December 31, 2018.

For assets held for sale, the property and equipment (the “disposal group”) are measured at the lower of their carrying amount or fair value less cost to sell. Losses are recognized for any initial or subsequent write-down to fair value less cost to sell, while gains are recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized. Any gains or losses not previously recognized that result from the sale of the disposal group shall be recognized at the date of sale. Property and equipment are not depreciated while classified as held for sale. During the fourth quarter of 2018, certain property and equipment qualified as held for sale treatment. See Note 5 Property and Equipment, net to the Notes to Financial Statements.

Impairment of Long-Lived Assets

The carrying value of long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2018, there have been no such impairment losses.

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

Customer Concentration

Customers whose collaboration revenue accounted for 10% or more of total revenues were as follows:

	Year Ended December 31,
	2018	2017	2016
GlaxoSmithKline LLC (“GSK”)	—	*	*
Bayer Pharma AG (“Bayer”)	—	*	*
Celgene Corporation (“Celgene”)	100%	94%	87%

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

In the second quarter of 2018, the Company early adopted ASU 2018-07, Stock Compensation. ASU 2018-07 clarifies the accounting for share-based payment transactions for acquiring goods and services from non-employees. Specifically, the standard aligns the accounting for payments to non-employees to match the accounting for payments to employees, and no longer accounting for these transactions differently. The adoption of the standard did not have material impact on the Company’s financial statements.

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

The Company entered into a sublease agreement during the fourth quarter of 2018. The Company records sublease income as a reduction of rent expense.

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

Collaboration with Celgene

The Company adopted the accounting standard update on January 1, 2018 using the modified retrospective approach, for its collaboration agreement with Celgene. Therefore, comparative historical information will not be adjusted and will continue to be reported under ASC 605 with the impact of the transition reflected in the opening balance of accumulated deficit as of January 1, 2018. The consideration the Company is eligible to receive under this agreement includes upfront payments, milestone payments and program opt-in payments. The new revenue recognition standard differs from ASC 605 in many respects, such as in the accounting for variable consideration and the measurement of progress toward completion of performance obligations. The most significant impact of the standard relates to the Company’s method of revenue recognition for performance obligations that are delivered over time. Under the new standard, milestone payments are included in the transaction price as variable consideration, subject to a constraint, and are allocated to the performance obligations in the contract when recognized. Through December 31, 2017, the Company also received payments from Celgene to reimburse the costs of research and development services performed by the Company; these payments were historically recorded as other revenue. As the performance of these research and development services was at the Company’s discretion and are not reflective of a commitment or performance obligation pursuant to the Celgene agreement, the reimbursement paid to the Company has been excluded from the transaction price.

The Company’s deferred revenue associated with its Celgene collaboration agreement as of December 31, 2017 under Topic 605 was $143.8 million. As a result of adopting Topic 606, the Company recorded a $98.3 million reduction to its deferred revenue and opening accumulated deficit on January 1, 2018 as a result of the cumulative impact of the change in the recognition of the upfront and milestone payments using the input method (described further in Note 5, “Collaborations”) under Topic 606, rather than on a ratable basis which was applied in prior periods. Under Topic 606, collaboration revenue under the Company’s collaboration agreement with Celgene from inception of the agreement through January 1, 2018 was $186.2 million and deferred revenue was $45.5 million as of January 1, 2018. At adoption date, the remaining performance obligation under the contract was estimated to be substantially complete by the third quarter of 2019. At December 31, 2018, the Company evaluated the development program status of the remaining product candidate under the collaboration agreement with Celgene, etigilimab, and estimated that the remaining performance obligation under the contract will be completed by the first quarter of 2019.

Collaborations with Bayer and GSK

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

Impact of Adoption

The following table summarizes the impact of adopting Topic 606 on select balance sheets and statement of operations line items:

(In thousands)	Balance at December 31, 2017	Adjustment	Balance at January 1, 2018
Balance Sheets:
Deferred revenue, current portion	$82,193	$(51,299)	$30,894
Deferred revenue, non-current portion	61,645	(47,023)	14,622
Accumulated deficit	(452,007)	98,322	(353,685)

	For the year ended December 31, 2018
(In thousands, except per share data)	As reported under Topic 606	Adjustment	Balances without the adoption of Topic 606
Statements of Operations:
Collaboration revenue	$44,421	$58,321	$102,742
Income (loss) from operations	(10,045)	58,321	48,276
Net income (loss)	(8,101)	58,321	50,220
Net income (loss) per common shares, basic	(0.21)	1.52	1.31
Net income (loss) per common shares, diluted	(0.21)	1.51	1.30

Contract Balances

Upfront payments and fees may be required to be recorded as deferred revenue upon receipt or when due, and recognized in a future period when or as the Company performs its obligations under these arrangements. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional.

As of December 31, 2018, the Company’s contract liabilities, which consisted of deferred revenue, decreased by a total of $142.7 million from December 31, 2017, of which $98.3 million was related to the cumulative adjustment to the opening balance of accumulated deficit upon the adoption of Topic 606 on January 1, 2018 and $44.4 million related to revenue recognized for the year ended December 31, 2018. Upon adoption of the standard as of January 1, 2018, the Company had a $45.5 million contract liability. As of December 31, 2018, the Company had a $1.1 million contract liability. The remaining performance obligation under the contract is expected to be substantially complete by the first quarter of 2019.

ASU No. 2016-02, Leases (Topic 842)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. This ASU becomes effective in the first quarter of fiscal year 2019 and early adoption is permitted. This ASU is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. In issuing ASU No. 2018-11, the FASB decided to provide another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating our population of leases and are continuing to assess all potential impacts of ASU 2016-02 and ASU 2018-11, but currently believe that the most significant impact relates to the Company’s accounting for office building operating leases. The Company anticipates recognition of additional assets and corresponding liabilities related to leases upon adoption, but have not yet quantified these at this time. The Company will adopt the standard effective January 1, 2019 and plan to utilize the transition method stated in ASU 2018-11.

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

3. Cash and Investments

The fair value of securities, not including cash at December 31, 2018 and 2017 were as follows:

	December 31, 2018
	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
Money market funds	$275	$—	$—	$275
U.S. treasury bills	47,688	—	(29)	47,659
Total	$47,963	$—	$(29)	$47,934
Classified as:
Cash equivalents				$275
Short-term investments				47,659
Total				$47,934

As of December 31, 2018, the Company had a total of $57.3 million in cash, cash equivalents and short-term investments, which includes $9.7 million in cash and cash equivalents and $47.6 million in short-term investments.

	December 31, 2017
	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
Money market funds	$99	$—	$—	$99
U.S. treasury bills	89,525	289	—	89,814
Total	$89,624	$289	$—	$89,913
Classified as:
Cash equivalents				$99
Short-term investments				89,814
Total				$89,913

As of December 31, 2017, the Company had a total of $103.1 million in cash, cash equivalents and short-term investments, which includes $13.3 million in cash and cash equivalents and $89.8 million in and short-term investments.

All available-for-sale securities held as of December 31, 2018 had contractual maturities of less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$275	$—	$—	$275
U.S. treasury bills	—	47,659	—	47,659
Total	$275	$47,659	$—	$47,934

	December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$99	$—	$—	$99
U.S. treasury bills	—	89,814	—	89,814
Total	$99	$89,814	$—	$89,913

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

5. Property and Equipment, net

Property and equipment, net consist of the following:

	December 31,
(In thousands)	2018	2017
Computer equipment and software	$1,440	$1,935
Furniture and fixtures	415	547
Laboratory equipment	—	11,720
Leasehold improvements	9,598	9,250
	11,453	23,452
Less accumulated depreciation and amortization	(10,830)	(20,177)
Property and equipment, net	$623	$3,275

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $1.7 million, $1.7 million and $1.8 million, respectively

The Company reviews the estimated useful lives of its property and equipment on an ongoing basis. Effective December 1, 2018, the Company changed its estimated useful life of leasehold improvements and this change has been accounted for as a change in accounting estimate. The remaining carrying amounts of the leasehold improvements as of December 31, 2018 will be amortized prospectively over one year up to December 31, 2019. The change in estimated useful life increased net loss by approximately $26,000, or less than $0.01 per share, as reported in the Statement of Operations for the year ended December 31, 2018.

In the fourth quarter of 2018, property and equipment with net book value of $1.4 million qualified as held for sale treatment. Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell. The property and equipment are not depreciated while classified as held for sale. As of December 31, 2018, assets held for sale were composed mainly of laboratory equipment and were recorded at $1.4 million. Subsequently, in January 2019, the Company sold the property and equipment classified as held for sale for net sale proceeds of approximately $1.4 million. No impairment loss was recorded for such assets held for sale as of December 31, 2018.

6. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
(In thousands)	2018	2017
Research and development related	$988	$670
Compensation related	1,809	2,733
Other	1,571	537
Total accrued liabilities	$4,368	$3,940

7. Commitments and Contingencies

Operating Leases

The Company leases an office and laboratory facility in Redwood City, California under a lease agreement that was originally set to expire in January 2019 and included a lease extension option for two additional three-year terms. During the fourth quarter of 2016, the Company signed an amendment to the lease agreement to extend the lease term through May 2028 with an option to extend the lease for an additional three-year term.

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

As of December 31, 2018, future minimum annual rental payments under the Company’s non-cancelable operating lease agreement are as follows (in thousands):

Year ending December 31,	Operating Leases, net of Sublease Income
2019	$776
2020	1,640
2021	2,577
2022	2,667
2023	2,761
2024 and thereafter	13,382
Total minimum payments	$23,803

Through December 31, 2018, the landlord provided the Company a tenant improvement allowance for a total of $8.0 million for its office and laboratory expansion in prior years and office improvements. The Company recorded the tenant improvement allowance received as leasehold improvements under the property and equipment account and deferred rent liability on the accompanying balance sheets.

In October 2018 and January 2019, the Company subleased a specified portion of the Company’s office facility located in Redwood City, California. These subleases have terms of 12 to 24 months and will expire in 2020. The aggregate sublease proceeds of $1.6 million and $0.8 million for the years ending December 31, 2019 and 2020, respectively, are included in the table above.

The operating lease agreement contains rent escalation provisions and tenant improvement allowances. The total rent obligation is being expensed ratably over the term of the agreement. Rent expense for year ended December 31, 2018 was $2.3 million, net of sublease income of $0.1 million. Rent expense for years ended December 31 2017 and 2016 was $2.4 million and $1.6 million, respectively.

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

8. License Agreement

In 2004, the Company assumed an exclusive, worldwide license agreement with the University of Michigan relating to the use of certain patents and technology relating to its cancer stem cell (“CSC”) technology for which an up-front fee of $10,000 had been paid and the Company issued 7,796 shares of its common stock. Pursuant to the agreement, the Company is obligated to make low single-digit royalty payments to the University of Michigan on net sales of its or its licensees’ products and processes covered under the agreement, pay an annual license maintenance fee, and reimburse the University of Michigan for costs of prosecution and maintenance of the licensed patents which reduces future royalty obligations. With respect to one family of licensed patent applications that does not relate to any of the Company’s lead therapeutic programs, the Company is also required to pay a tiered, single-digit percentage of any sublicense revenues, including any upfront or milestone payments, received from any sublicensees under such family of patents. Once the University of Michigan has received $10.0 million in royalties, the Company may at its option convert the license to a fully paid-up license provided the Company transfers additional shares of nonvoting common stock equal to 0.25% of the fully diluted shares then outstanding to the University of Michigan. The amounts incurred for patent legal costs amounted to $27,000, $32,000 and $69,000 for the years ended December 31, 2018, 2017 and 2016, respectively, all of which has been recorded as general and administrative expense in the statements of operations.

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

Summary of Collaboration Related Revenue

The Company has recognized the following revenues from its prior and current collaboration agreements during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Celgene:
Recognition of upfront payment	$44,421	$35,588	$20,053
Other revenue	—	409	1,780
Celgene total	44,421	35,997	21,833
Bayer:
Recognition of upfront payments	—	278	648
Other revenue	—	1,726	1,457
Bayer total	—	2,004	2,105
GSK:
Recognition of upfront payment	—	150	576
Other revenue	—	3	639
GSK total	—	153	1,215
Total collaboration related revenue	$44,421	$38,154	$25,153

Adoption of ASU No. 2014-09

On January 1, 2018, the Company adopted ASU No. 2014-09 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with Topic 605.

Celgene Strategic Alliance

In December 2013, the Company entered into a Master Research and Collaboration Agreement (the “Agreement”) with Celgene pursuant to which the Company and Celgene were to collaborate on research and development programs directed to the discovery and development of novel biologic therapeutic programs, and, if Celgene exercised its option to do so, the discovery, development and commercialization of novel small molecule therapeutics.

The etigilimab program is the last remaining biologic therapeutic program that is currently active under the collaboration agreement with Celgene. Celgene has an option to obtain an exclusive license to develop further and commercialize biologic therapeutics in the etigilimab program, which may be exercised during time periods specified in the collaboration agreement through the earlier of completion of a certain clinical trial or the twelfth anniversary of the date of the collaboration agreement. Pursuant to the agreement, the Company will lead the development of etigilimab prior to Celgene’s exercise of its option for the etigilimab program. The Company is responsible for funding all research and development activities that we choose to undertake for therapeutics in the etigilimab program prior to Celgene’s exercise of the option for the program. Upon option exercise by Celgene, the Company will be required to enter into an agreed form of a license agreement with Celgene, pursuant to which Celgene retains all rights to develop further and commercialize biologic therapeutic products in the etigilimab program on a worldwide basis, with certain support for development from the Company.

The Company is eligible to receive a $35.0 million opt-in payment upon Celgene’s exercise of the option for the etigilimab program. The collaboration also includes milestone payments for achievement of specified development, regulatory and commercial milestones, paid on a per-product and per-program basis. The option exercise payments and payments for achievement of development, regulatory and commercial milestones under the agreement may total up to $440.0 million, for products in the etigilimab program, including the $35.0 million opt-in payment. The Company previously received a $2.5 million milestone payment for the etigilimab program. Accordingly, the future potential milestone payments for products in the etigilimab program under the collaboration total up to $437.5 million, including the $35.0 million opt-in payment. For the etigilimab program, if the option is exercised and the program is successfully commercialized by Celgene, the Company is eligible to receive tiered royalties equal to a percentage of net product sales worldwide in the high-single digits to the mid-teens. The Company is not eligible to receive any further research or development milestone payments for etigilimab prior to Celgene’s decision regarding option exercise with respect to etigilimab.

The collaboration agreement with Celgene will terminate upon the expiration of all of Celgene’s payment obligations under the license agreement entered into with respect to the etigilimab program following Celgene’s exercise of an option for such program, or if Celgene’s option on the etigilimab program expires without Celgene exercising its option. The collaboration agreement may be terminated by either party for the insolvency of, or an uncured material breach of the collaboration agreement by the other party. In addition, Celgene may terminate the collaboration agreement in its entirety or with respect to the etigilimab program, for any reason, upon 120 days’ prior written notice to us and upon 60 days’ prior written notice in the event that Celgene reasonably believes that such termination is necessary in order to comply with any antitrust laws. The Company may also terminate the collaboration agreement with respect to the etigilimab program in the event that Celgene challenges the licensed patents with respect to such program.

If Celgene does not exercise its option with respect to the etigilimab program before the option for that program expires, the Company will retain worldwide rights to such program. In addition, under certain termination circumstances, the Company would also have worldwide rights to the etigilimab program.

The collaboration agreement with Celgene previously included the demcizumab, navicixizumab, and rosmantuzumab biologic therapeutic programs. Celgene, however, terminated the collaboration agreement with respect to both demcizumab and navicixizumab, effective January 23, 2019, and terminated the collaboration agreement with respect to rosmantuzumab, effective February 12, 2019. Prior to such terminations, Celgene had options to obtain an exclusive license to develop further and commercialize biologic therapeutics in these programs under the agreement. As a result of these terminations, the Company now has worldwide rights to each of these programs, including navicixizumab. Under certain circumstances, the Company may owe Celgene single-digit percentage royalties on therapeutic products in these programs if we elect to continue to commercialize them and they are successfully commercialized, subject to a cap.

Celgene previously had the right to designate up to two additional biologic therapeutic programs targeting the RSPO-LGR signaling pathway or an undisclosed pathway for inclusion in the collaboration, but this right expired on the fourth anniversary of the date of the collaboration agreement. Celgene also had an additional option, which expired unexercised on the fourth anniversary of the date of the collaboration agreement, that would have permitted Celgene to discover, develop and commercialize small molecule therapeutics directed to targets in an undisclosed pathway under the collaboration.

Under the terms of the collaboration agreement with Celgene, the Company received an upfront cash payment of $155.0 million in December 2013. In addition, Celgene purchased 1,470,588 shares of the Company’s common stock at a price of $15.13 per share, resulting in gross proceeds of $22.2 million. The price paid by Celgene for the common stock represented a premium over the closing price of the Company’s common stock on the date of the collaboration. The Company accounted for the $1.7 million premium as additional consideration under the Agreement and the common stock was recorded at its fair market value of $20.5 million. As of December 31, 2018, the Company is not eligible to receive any milestone payments under its collaboration with Celgene prior to the point that Celgene exercises its remaining option. The Company is eligible to receive up to approximately $35.0 million of contingent consideration if Celgene exercises its options for the etigilimab program. Following Celgene’s exercise of its option for the etigilimab program, Celgene will have exclusive development and commercialization rights worldwide, with the Company eligible to receive milestones and tiered royalties equal to a percentage of net product sales worldwide in the high-single digits to the mid-teens. If Celgene successfully develops and commercializes product candidates in the etigilimab program, the Company could receive additional contingent consideration of up to $402.5 million for the achievement of post-option exercise development, regulatory events and sales milestones.

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

Prior to recognizing revenue, the Company estimates the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration includes payments based upon the achievement of specified milestones, and royalty payments based on product sales derived from the collaboration. Under the collaboration agreement, the Company determined that the non-refundable upfront cash payment of $155.0 million and stock premium of $1.7 million received in December 2013 constitute consideration to be included in the transaction price. The Company also included in the transaction price the $70.0 million demcizumab (anti-DLL4, OMP-21M18) safety milestone that was achieved in December 2015 and the two designation milestone payments of $2.5 million each for the designation of rosmantuzumab and etigilimab as clinical candidates in 2014 and 2015, respectively. The total consideration received of $231.7 million constitutes the transaction price at the transition date for Topic 606. Through December 31, 2017, the Company also received a total of $2.5 million in the aggregate from Celgene to reimburse the costs of research and development services performed by the Company; these reimbursements have historically been recorded as other revenue. As the performance of these research and development services was at the Company’s discretion and is not a commitment or performance obligation pursuant to the Celgene collaboration agreement, the reimbursement paid to the Company has been excluded from the transaction price. None of the remaining development and regulatory milestone amounts have been included in the transaction price, as all milestone amounts were fully constrained as of January 1, 2018 and December 31, 2018. As part of the Company’s evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestone amounts is outside the control of the Company and contingent upon success in future clinical trials. Any consideration related to sales milestones and royalties on net product sales will be recognized at the later of when the related sales occur or the performance obligation to which some or all of the sales milestone or royalty has been allocated is satisfied (in whole or in part) and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The impact of adopting Topic 606 on the accounting treatment of the Company’s collaboration agreement with Celgene primarily relates to the change in the timing of revenue recognition of the transaction price. The Company’s deferred revenue associated with its Celgene collaboration agreement as of December 31, 2017 under Topic 605 was $143.8 million. Upon adoption of Topic 606 as of January 1, 2018, the Company recognized a cumulative catch up adjustment of $98.3 million, which was recorded as a decrease to the opening balance of accumulated deficit, and a corresponding decrease in the deferred revenue balance from the Company’s collaboration with Celgene.

Following the adoption of Topic 606, the Company recognizes collaboration revenue by measuring the progress toward complete satisfaction of the performance obligation using an input measure. The Company concluded the method that best correlates with progress of the services provided to Celgene is the input method, based on actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. The Company will evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes. Under Topic 606, collaboration revenue under the Company’s collaboration agreement with Celgene was $44.4 million for the year ended December 31, 2018 and deferred revenue balance was $1.1 million as of December 31, 2018. Upon adoption of Topic 606, the Company initially estimated that the performance obligation under the contract would be substantially completed by the third quarter of 2019. At December 31, 2018, the Company evaluated the development program status of the etigilimab program, the only program remaining under the collaboration agreement with Celgene, and determined that the performance obligation will be completed by the first quarter of 2019. The change in the timing of revenue recognition resulted in an increase in revenue and corresponding decreases in net loss of $7.7 million and net loss per common share, basic and diluted, of $0.20 per share for the year ended December 31, 2018.

As of December 31, 2018, the Company was eligible to receive in its collaboration with Celgene up to approximately $35.0 million of contingent consideration if Celgene exercises its options on the etigilimab program. If Celgene successfully develops and commercializes the etigilimab program, the Company could receive additional contingent consideration of up to approximately $402.5 million for the achievement of post-option exercise development, regulatory events and sales milestones. As all contingent consideration is based solely on the performance of Celgene, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue if the Company had no further performance obligations under the agreement with Celgene.

In the fourth quarter of 2018, the Company recorded a receivable and a deferred revenue of $2.6 million for the sale of a tumor bank to Celgene. The Company recognized the receivable as of December 31, 2018 because the right to the consideration is considered unconditional. Subsequently, in January 2019, the Company recognized the revenue upon delivery of the tumor bank to Celgene. The sale is not considered a commitment or performance obligation pursuant to the Celgene collaboration agreement, hence is excluded from the collaboration transaction price.

Bayer Strategic Alliance

On June 15, 2010, the Company entered into a Collaboration and Option Agreement with Bayer. The agreement sets forth an alliance to discover, develop and market novel biologic and small molecule therapeutics affecting targets within the Wnt signaling pathway. The Company received an upfront payment of $40.0 million upon execution of the collaboration agreement in 2010 and a $5.0 million milestone payment in 2012. The Company initially recognized the payments as deferred revenue and amortized to revenue on a ratable basis through the second quarter of 2017, as permitted by the legacy revenue recognition guidance.

Effective June 16, 2017, Bayer terminated all biologic therapeutic programs under the collaboration. The Company is no longer eligible to receive any payments under its collaboration with Bayer with respect to biologic therapeutic candidates.

With respect to the Wnt pathway small molecule program, the Company and Bayer under the collaboration agreement agreed to jointly conduct research to discover potential new small molecule therapeutics targeting the Wnt pathway.  Bayer may, within a specified time period, elect to advance such small molecule therapeutics into further development, and obtain an exclusive license to commercialize such therapeutics.  Bayer leads discovery, development, and commercialization of such small molecule therapeutics. As of December 31, 2018, the Company remains eligible to receive up to $27.0 million in development milestone payments for each small molecule candidates. If Bayer successfully develops and commercializes small molecule candidates for more than one indication, the Company could receive contingent consideration payments for each small molecule candidate of up to $15.0 million for the achievement of certain regulatory events and up to $70.0 million upon the achievement of specified future product sales. As all such contingent consideration is based solely on the performance of Bayer, the Company would recognize the contingent payments upon receipt immediately as collaboration revenue.

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

In 2007, the Company received an initial payment of $35.0 million, with half in the form of an equity investment by GSK in the Company’s Series B-2 convertible preferred stock and the other half as an up-front cash payment which was initially recorded as deferred revenue. The 1,441,396 shares of Series B-2 convertible preferred stock sold by the Company to GSK were issued at a premium of $4.3 million above the estimated fair value of convertible preferred stock at the time of issuance. This premium was considered an additional up-front payment and was added to the $17.5 million deferred revenue and was amortized to revenue on a ratable basis through the first quarter of 2017, as permitted by the legacy revenue recognition guidance.

Effective October 28, 2017, GSK terminated the agreement in its entirety. As a result of such termination, the Company is no longer eligible to receive any payments under the collaboration agreement with GSK and the Company has no remaining performance obligations. As the GSK collaboration was terminated in its entirety on October 28, 2017, this arrangement is outside the scope of Topic 606 as of the adoption date.

10. Lonza Sales AG Agreement

In August 2012, the Company entered into a multi-product license agreement with Lonza Sales AG (“Lonza”). This agreement relates to the process development and manufacturing of the Company’s biologics portfolio with Lonza. Under the multi-product license agreement, the Company receives licenses to utilize Lonza’s glutamine synthetase gene expression system and related technologies for commercial production of the Company’s product candidates. Under this license agreement, the Company paid an upfront payment of $488,000 which was recorded to research and development expense during 2012 and is obligated to pay Lonza certain payments up to £200,000 (approximately $254,000) per licensed product on achievement of specified milestones, and royalties up to the very low single digits on sales of its licensed products. There has been no further payment made by the Company to Lonza pursuant to the license agreement for the years ended December 31, 2018, 2017 and 2016.

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

As of December 31, 2018, a total of 8,217,239 shares of common stock have been authorized under the 2013 Plan. As of December 31, 2018, a total of 4,140,554 shares are subject to options and restricted stock units (“RSUs”) outstanding under the 2013 Plan. There are 310,453 shares subject to options outstanding under the 2004 Plan as of December 31, 2018, which will become available for issuance under the 2013 Plan to the extent the options are forfeited or lapse unexercised without issuance of such shares under the 2004 Plan. On January 1, 2018, an additional 1,500,000 shares of the Company’s common stock became available for future issuance as a result of the annual increase provision in the 2013 Plan.

Shares Reserved for Future Issuances

The following table summarizes the Company’s common stock reserved for future issuance:

(In thousands)	December 31, 2018
Outstanding stock options and RSUs	4,451
Reserved for future equity award grants	3,350
Reserved for future ESPP issuances	1,510
Total common stock reserved for future issuances	9,311

Stock Options

The following table summarizes the stock option activity for the year ended December 31, 2018:

	Stock Option Outstanding
(In thousands, except exercise price and contractual life)	Number of shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balances at December 31, 2017	5,217	10.70	5.6	$913
Granted	1,744	3.34
Exercised	—	—
Forfeited	(2,816)	8.69
Balances at December 31, 2018	4,145	8.96	6.4	—
Options vested and expected to vest— December 31, 2018	3,945	$8.88	7.0	—
Options exercisable— December 31, 2018	2,542	$11.44	5.2	—

The total fair value of options vested were $5.5 million, $7.1 million and $9.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. There were no options exercised during the year ended December 31, 2018. The aggregate intrinsic value of options exercised were $1.4 million and $0.8 million for the years ended December 31, 2017, and 2016, respectively. The stock options outstanding have no intrinsic value as of December 31, 2018.

The weighted-average grant date estimated fair value of options granted during the years ended December 31, 2018, 2017 and 2016 were $2.32, $3.66 and $8.23 per share, respectively.

Restricted Stock Units

The following table summarizes the RSU activity for the year ended December 31, 2018:

	Restricted Stock Units Outstanding
(In thousands, except grant date fair value and contractual life)	Number of shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balances at December 31, 2017	880	5.33	1.3	$3,606
Awarded	70	2.29
Released	(402)	4.57
Forfeited	(242)	5.60
Balances at December 31, 2018	306	5.41	1.0	$229

The total fair value of RSUs vested was $1.8 million, $6.4 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. The aggregate intrinsic value of the non-vested RSUs was $0.2 million as of December 31, 2018.

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

On January 1, 2018, as a result of the annual increase provision in the ESPP plan, an additional 350,000 shares of the Company’s common stock became available for future issuance. As of December 31, 2018, a total of 1,893,620 shares of common stock have been authorized and 1,510,518 shares of common stock are available for future issuance under the Company’s ESPP.

In accordance with the terms of the Merger Agreement (see Note 16 Potential Business Combination with Mereo BioPharma), on February 23, 2019, the Board of Directors determined that the offering period ending on February 28, 2019 would be the final offering period under the ESPP and that, contingent upon the consummation of the Merger, the ESPP would terminate immediately prior to the effective time of the Merger.

During the years ended December 31, 2018, 2017 and 2016, employees purchased an aggregate of 45,352 shares, 88,982 shares and 111,633 shares under the Company’s ESPP, respectively, at a weighted-average price per share of $1.97, $7.16 and $8.21, respectively.  During the years ended December 31, 2018, 2017 and 2016, the weighted-average fair value per share granted under the Company’s ESPP were $1.54, $3.39 and $5.06, respectively.

Stock-Based Compensation

Employee stock-based compensation expense was calculated based on awards expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized was as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Research and development	$3,380	$4,886	$5,892
General and administrative	3,397	4,522	5,239
Restructuring charges	65	6	—
Total	$6,842	$9,414	$11,131

As of December 31, 2018, the Company had $4.3 million, $0.8 million and $2,000 of unrecognized compensation expense related to unvested stock options, RSUs and ESPP, respectively, which are expected to be recognized over an estimated weighted-average period of 2.5 years, 1.0 years and 0.2 years, respectively.

Fair Value Disclosures

The fair value of stock options granted and purchases under the Company’s ESPP is estimated using the Black-Scholes option pricing model.

The fair value of stock options granted was estimated as of the grant date using the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Weighted-average volatility	78.1%	75.8%	71.9%
Weighted-average expected term (years)	6.2	6.2	5.8
Risk-free interest rate	2.6%	2.2%	1.5%
Expected dividend yield	—	—	—

The fair value of stock purchase rights granted under the Company’s ESPP was estimated using the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Weighted-average volatility	66.5%–93.7%	54.0%–93.7%	45.4%–104.5%
Weighted-average expected term (years)	0.5	0.5	0.5
Risk-free interest rate	1.10%–2.28%	0.47%–1.10%	0.26%–0.50%
Expected dividend yield	—	—	—

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

Common Stock Issuance under At-the-Market Agreement

Pursuant to a sales agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), the Company sold 355,821 and 388,166 shares for the years ended December 31, 2017 and 2016, respectively, at a weighted average price per share of $4.93 and $12.59, respectively. The Company received net proceeds of $1.7 million and $4.7 million, net of offering costs, for the years ended December 31, 2017 and 2016, respectively. The shares were issued under the Company’s shelf registration statement on Form S-3 (File No. 333-204914) filed with the SEC in June 2015.

In May 2018, the Company filed a new shelf registration statement on Form S-3 (File No. 333-225225) which permits the issuance and sale of up to a maximum aggregate offering price of $30.0 million of the Company’s common stock that may be issued and sold under the ATM Agreement with Cantor Fitzgerald in one or more at-the-market offerings. Following the effectiveness of the new shelf registration statement on Form S-3 (File No. 333-225225) in June 2018, no additional securities covered by the prior shelf registration statement on Form S-3 (File No. 333-204914) shall be offered or sold. For the year ended December 31, 2018, the Company has not sold any securities under the new shelf registration statement.

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

12. Restructuring Charges

2018 Restructuring

In connection with the proposed Merger, on December 1, 2018, the Company’s Board of Directors approved a restructuring plan to reduce the Company’s workforce by 75%. Under the 2018 restructuring plan, the Company recorded $1.9 million of restructuring charges consisting of one-time severance payments and other employee related costs, and other charges during the fourth quarter of 2018. Restructuring charges are included in operating expenses in the statement of operations. The restructuring plan is ongoing and the Company expects to complete the actions associated with the restructuring in the first quarter of 2019.

The following table provides a summary of restructuring activity during the fourth quarter of 2018 and the related liabilities recorded in the accrued liabilities in the balance sheet. The Company expects to pay out its restructuring liability by the first quarter of 2019.

(In thousands)	Employee Severance and Other Costs
Balance as of December 31, 2017	$6
Costs incurred	1,851
Less cash payments	(572)
Less non-cash settlements	(65)
Balance as of December 31, 2018	$1,220

2017 Restructuring

On April 24, 2017, the Company’s Board of Directors approved a restructuring plan to reduce operating costs and better align its workforce with the needs of its business following the Company’s announcements that its Phase II “YOSEMITE” clinical trial of demcizumab did not meet its primary endpoint and would be discontinued, its Phase II “PINNACLE” clinical trial of tarextumab did not meet its endpoints, its partner Bayer had decided not to exercise its option to license vantictumab and ipafricept, and enrollment would be discontinued in the Phase Ib clinical trial of brontictuzumab. The restructuring plan provided for a 48% reduction in the Company’s workforce. Under the 2017 restructuring plan, the Company recorded $2.5 million in restructuring charges consisting of one-time severance payments and other employee related costs, and other charges during the year ended December 31, 2017. Restructuring charges are included in operating expenses in the statement of operations. The Company has substantially completed this plan and paid the restructuring cost at the end of the fourth quarter of 2017. No charges were recorded in the periods after December 31, 2017.

13. Income Taxes

For the year ended December 31, 2018, the Company recorded an income tax benefit of $0.4 million in the statement of operations as a result of a lapse of statute of limitations on uncertain tax positions. For the year ended December 31, 2017, the Company recorded an income tax benefit of $1.1 million due to an Alternative Minimum Tax (“AMT”) refundable credit as a result of the Tax Cuts and Jobs Act (“Tax Act”), enacted on December 22, 2017. For the year ended December 31, 2016, the Company recorded an income tax provision of $14,000 due to interest on uncertain tax positions.

Loss before income taxes for the years ended December 31, 2018, 2017 and 2016 was from the United States.

The components of the income tax provision (benefit) are as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Current:
Federal	$(383)	$(1,084)	$13
State	1	1	1
Total	(382)	(1,083)	14
Deferred:
Federal	—	—	—
State	—	—	—
Total	—	—	—
Income tax provision (benefit)	$(382)	$(1,083)	$14

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Tax at statutory federal rate	21%	35%	35%
State tax—net of federal benefit	9%	1%	1%
Tax credits	18%	12%	8%
Stock compensation	(25)%	(7)%	(2)%
Change in valuation allowance	(13)%	90%	(42%)
Transaction costs	(4)%	—	—
Impact of corporate rate change on deferred taxes	—	(129)%	—
Other	(1)%	1%	—
Income tax (provision) benefit	5%	3%	—%

Net deferred tax assets as of December 31, 2018 and 2017 consist of the following:

	Year Ended December 31,
(In thousands)	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$63,011	$54,931
Accruals	733	643
Tax credit carryovers	65,719	63,406
Deferred revenue	778	30,259
Other	3,049	3,643
Gross deferred tax assets	133,290	152,882
Deferred tax liability	—	—
Valuation allowance	(133,290)	(152,882)
Net deferred tax assets	$—	$—

The valuation allowance decreased by $19.6 million and $32.1 million for the years ended December 31, 2018 and 2017, respectively. The tax benefit of deductible temporary differences or carryforwards is recorded as a deferred tax asset to the extent that management assesses the realization is “more likely than not.” Future realization of the tax benefit ultimately depends on the existence of sufficient taxable income within the period available under the tax law. At December 31, 2018 and 2017, the Company has set up valuation allowances against all federal and state deferred tax assets because based on all available evidence, these deferred tax assets are not more likely than not to be realizable.

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes included the reduction of the federal corporate income tax rate from 35% to 21% and the repeal of corporate AMT. The Company recorded $1.1 million as income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. The company expects a portion of the AMT to be refunded in the following 12 months.

On December 22, 2017, SEC Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The impact of the Act was finalized during the year ended December 31, 2018, and no change was made from the previously reported provisional amount.

At December 31, 2018, the Company had federal net operating loss carryforwards related to the 2018 tax year, amounting to $39.1 million which carryforward indefinitely and $228.6 million which begin to expire in 2023. At December 31, 2018, the Company had state net operating loss carryforwards of $97.2 million, which begin to expire in 2028, if not utilized. At December 31, 2018, the Company also had federal and California research and development credit carryforwards aggregating approximately $25.4 million and $19.8 million, respectively. The federal credits will expire in 2025, if not utilized. California research and development credits have no expiration date. At December 31, 2018, the Company also had federal orphan drug credit and AMT carryforwards of approximately $39.3 million and $1.5 million, respectively. The federal orphan drug credits will begin to expire in 2034, if not utilized.

Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended (Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Company in the past experienced an ownership change which has impacted its ability to fully realize the benefit of these net operating loss carryforwards. If the Company experiences additional ownership changes as a result of future transactions in its stock, then the Company may be further limited in its ability to use its net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that the Company earns. Any such limitations on the ability to use its net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

The Company recognizes the financial statements effects of a tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination.

A reconciliation of the Company’s unrecognized tax benefits is as follows:

	December 31,
(In thousands)	2018	2017	2016
Balance at beginning of year	$16,658	$14,260	$10,022
Increase related to current year tax provision	628	2,398	4,238
Increase related to prior year tax provision	—	—	—
Decrease related to prior year tax provision	(297)	—	—
Balance at end of year	$16,989	$16,658	$14,260

The unrecognized tax benefits, if recognized and in absence of full valuation allowance, would impact the income tax provision by $16.2 million and $15.9 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018, the Company does not believe that it is reasonably possible that its unrecognized tax benefits would significantly change in the following 12 months.

The Company has elected to include interest and penalties as a component of tax expense. The Company recorded $15,000 and $14,000 of interest and penalties for the years ended December 31, 2017 and 2016, respectively. The Company recorded an income tax benefit of $86,000 as a result of lapse of statute of limitations for the year ended December 31, 2018. The Company recorded a liability for interest and penalties of $86,000 as of December 31, 2017. There is no liability recorded for interest and penalties as of December 31, 2018.

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

14. Net Loss per Common Share

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Options to purchase common stock	4,145	5,217	4,325
RSUs	306	880	576
	4,451	6,097	4,901

15. Selected Quarterly Financial Data (Unaudited)

Selected quarterly results from operations for the years ended December 31, 2018 and 2017 are as follows:

	2018 Quarter Ended
(In thousands, except per share amounts)	March 31	June 30	September 30	December 31
Total revenue	$7,849	$6,870	$19,518	$10,184
Operating expenses	13,781	11,758	13,727	15,200
Net income (loss)	(5,574)	(3,976)	6,115	(4,666)
Basic and diluted net income (loss) per common share	$(0.15)	$(0.10)	$0.16	$(0.12)

	2017 Quarter Ended
(In thousands, except per share amounts)	March 31	June 30	September 30	December 31
Total revenue	$6,213	$6,195	$5,106	$20,640
Operating expenses	28,971	21,630	16,131	12,395
Net loss	(22,608)	(15,225)	(10,692)	9,463
Basic and diluted net income (loss) per common share	$(0.61)	$(0.40)	$(0.28)	$0.25

16. Potential Business Combination with Mereo BioPharma

On December 5, 2018, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Mereo BioPharma Group plc, a public limited company incorporated under the laws of England and Wales (“Mereo”), Mereo US Holdings Inc., a Delaware corporation and a wholly-owned subsidiary of Mereo (“HoldCo”), and Mereo MergerCo One Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Mereo (“Merger Sub”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into OncoMed, with OncoMed surviving the merger as a wholly owned subsidiary of HoldCo, and an indirect wholly-owned subsidiary of Mereo (the “Merger”). The respective boards of directors of OncoMed and Mereo have each unanimously approved the Merger Agreement. The parties expect the Merger will be completed in the second quarter of 2019.

17. Subsequent Events

In January 2019, the Company signed an agreement to sublease a specified portion of the Company’s office facility located in Redwood City, California. The sublease has a term of 12 months through the end of 2019. The aggregate sublease proceeds for the term of the lease are approximately $0.8 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2018 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of OncoMed Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited OncoMed Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(the COSO criteria). In our opinion, OncoMed Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of OncoMed Pharmaceuticals, Inc. as of December 31, 2018 and 2017, the related statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 7, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Redwood City, California

March 7, 2019

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Our Board is divided into three classes. Each class consists, as nearly as possible, of one-third of the total number of directors, and each class has a three-year term. Unless the Board determines that vacancies (including vacancies created by increases in the number of directors) shall be filled by the stockholders, and except as otherwise provided by law, vacancies on the Board may be filled only by the affirmative vote of a majority of the remaining directors. A director elected by the Board to fill a vacancy (including a vacancy created by an increase in the number of directors) shall serve for the remainder of the term of the class of directors in which the vacancy occurred and until such director’s successor is elected and qualified.

The Board currently consists of seven seated directors, divided into the following three classes:

•	Class I directors: Michael S. Wyzga, Rick E Winningham and Perry A. Karsen, whose current terms will expire at the annual meeting of stockholders to be held in 2020;
•	Class II directors: John Lewicki, Ph.D., whose current term will expire at the annual meeting of stockholders to be held in 2021; and
•	Class III directors: Jack W. Lasersohn, J.D., Deepa R. Pakianathan, Ph.D. and Jonathan D. Root, M.D., whose current terms will expire at the Annual Meeting.

The following table sets forth information for our board or directors with respect to their position/office held with the Company and their ages as of December 31, 2018.

Name	Age	Position/Office Held With the Company	Director Since
Class I Directors whose terms expire at the 2020 Annual Meeting of Stockholders
Perry A. Karsen(1)(3)(4)	63	Executive Chairman	2016
Rick E Winningham(2)(4)	59	Director	2015
Michael S. Wyzga(1)	63	Director	2013

Class II Directors whose terms expire at the 2021 Annual Meeting of Stockholders
John A. Lewicki, Ph.D.	67	Director, President and Chief Executive Officer	2018

Class III Directors whose terms expire at the Annual Meeting of Stockholders
Jack W. Lasersohn, J.D.(3)(4)	66	Director	2005
Deepa R. Pakianathan, Ph.D.(1)(2)(4)	54	Director	2008
Jonathan D. Root, M.D.(2)	59	Director	2004

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.
(4)	Member of the business development and strategy committee.

Perry A. Karsen has served as a director on our board of directors since January 2016 and as Executive Chairman of the board of directors since January 2018. Mr. Karsen was the Chief Executive Officer of Celgene Cellular Therapeutics from May 2013 until his retirement from Celgene Corporation at the end of 2015. Mr. Karsen held the position of Executive Vice President and Chief Operations Officer at Celgene Corporation from July 2010 to May 2013 and he served as Senior Vice President and Head of Worldwide Business Development at Celgene and

President of Asia/Pacific Region, from May 2004 until February 2009. Mr. Karsen was the President and Chief Executive Officer of Pearl Therapeutics, a privately held biotechnology company subsequently acquired by AstraZeneca, from February 2009 until July 2010. In addition, Mr. Karsen held executive positions at Human Genome Sciences, Bristol-Myers Squibb, Genentech and Abbott Laboratories earlier in his career. He also was a General Partner at Pequot Ventures from 2000 to 2003, focusing on investments in biotechnology and medical devices. Mr. Karsen currently serves on the Board of Directors of the following publicly listed companies:  Jounce Therapeutics since January 2016 where he is a member of the audit, compensation and nominating and governance committees, Voyager Therapeutics since July 2015 where he is a member of the compensation, audit and nominating and governance committees, and Intellia Therapeutics since 2016 where he is a member of the compensation and nominating and governance committees.  He also currently serves on the Board of Directors of The Gladstone Foundation, a private company. He is a past member of the Board of Directors of the following publicly listed companies: Agios Pharmaceuticals from 2011 to 2015, Alliqua Biomedical from 2014 to 2015 and Navidea Therapeutics from 2014 to 2015, where he was a member of the audit committee.  Mr. Karsen is also a past member of the Board of Directors and the Executive Committee of the Biotechnology Industry Organization (BIO) and the Board of Directors of the Alliance for Regenerative Medicine (ARM), each a private company. Mr. Karsen received a B.S. in Biological Sciences from the University of Illinois, Urbana, a Master of Arts in Teaching Biology from Duke University, and an MBA from the Kellogg School of Management at Northwestern University.

Mr. Karsen has been chosen to serve on our board of directors due to his senior management experience at biopharmaceutical and biotechnology companies and his current and past experience on boards of directors of multiple public and private biotechnology, pharmaceutical and medical device companies.

Rick E Winningham has served as a director on our board of directors since June 2015. Mr. Winningham has served as Chief Executive Officer and Chairman of the board of directors of Theravance Biopharma since August 2014 and as a member of the Theravance Biopharma board of directors since July 2013.  He is also a member of Theravance BioPharma’s science and technology committee. From 2001 to 2014 he served as Chief Executive Officer of Theravance, Inc., during which time the company formed a transformational alliance with GlaxoSmithKline, completed a successful initial public offering, and advanced a number of products to commercialization before separating into two independent publicly traded companies, Theravance, Inc. (now called Innoviva, Inc.) and Theravance Biopharma. Prior to joining Theravance, Inc., Mr. Winningham served as President, Bristol-Myers Squibb (BMS) Oncology/Immunology/Oncology Therapeutics Network (OTN) from 1997 to 2001, and also as President of Global Marketing from 2000 to 2001.  In addition to operating responsibility for U.S. Oncology/Immunology/OTN, Mr. Winningham had full responsibility for Global Marketing in the Cardiovascular, Infectious Disease, Immunology, Oncology/Metabolics and GU/GI/Neuroscience therapeutic areas.  Over a fifteen-year period with BMS and its predecessor, Bristol-Myers, Mr. Winningham held various U.S. and global management positions. During his tenure with BMS, he was associated with the development and commercialization of several major pharmaceutical products, such as Taxol®, Paraplatin®, Zerit®, Videx®, Reyataz®, and Abilify®. Mr. Winningham has been a member of the Board of Directors of Jazz Pharmaceuticals PLC, a publicly listed company, since May 2010. He is also a past member of the nominating and governance and compensation committees of Jazz Pharmaceuticals. He is also a member of the Board of Directors of the following private companies: California Life Sciences Association since March 2015 and the Biotechnology Innovation Organization (BIO) since February 2014. He holds an M.B.A. from Texas Christian University and a B.S. from Southern Illinois University.

Mr. Winningham has been chosen to serve on our board of directors due to his senior management experience at biopharmaceutical and biotechnology companies and his experience as a member of the boards of directors of multiple public biopharmaceutical companies.

Michael S. Wyzga has served as a director on our board of directors since October 2013. Mr. Wyzga is currently the President of MSW Consulting, Inc., a private company focused on strategic counseling in the life sciences area. From December 2011 until November 2013, Mr. Wyzga served as President and Chief Executive Officer and a member of the board of directors of Radius Health, Inc., a publicly traded biopharmaceutical company. Prior to that, Mr. Wyzga served in various senior management positions at Genzyme Corporation, a publicly traded global biotechnology company. Mr. Wyzga joined Genzyme in February 1998 and most recently served as Executive Vice President, Finance from May 2003 until November 2011 and as chief financial officer from July 1999 until November 2011. Since October 2018, Mr. Wyzga has served as a member of the board of directors of LogicBio, a publicly traded company, where he is also the chair of the audit committee. Since February 2015, Mr. Wyzga has also served as a member of the board of directors of Exact Sciences Corporation, a publicly traded medical technology company, where he is also chair of the audit committee. Since February 2016, Mr. Wyzga has also served as Chairman of the board of directors of GenSight Biologics S.A., a publicly traded biopharmaceutical company. Since October 2018, Mr. Wyzga has also served as Chairman of the board of directors of X4 Pharmaceuticals, a privately-held company. Mr. Wyzga also previously served as a member of the board of directors of Idenix Pharmaceuticals, Inc., a publicly traded biotechnology company that was acquired by Merck in August 2014, where he also served as the chair of the audit committee and a member of the compensation committee,  Altus Pharmaceuticals, Inc., a publicly traded biopharmaceutical company that ceased operations in November 2009, as a member of the Supervisory Board of Prosensa Holding B.V., a publicly traded biopharmaceutical company, from June 2014 until the Prosensa acquisition by BioMarin Falcon B.V. in December 2014, and Akebia Therapeutics, Inc., a publicly traded biopharmaceutical company, where he was also a member of the compensation committee and chair of the audit committee, from February 2014 until December 2018. He received an M.B.A. from Providence College and a B.S. from Suffolk University.

Mr. Wyzga has been chosen to serve on our board of directors due to his senior management experience at biopharmaceutical and biotechnology companies, his current and past experience on boards of directors of public companies, including his experience as chair of the audit committee at Idenix Pharmaceuticals and Akebia Therapeutics, and his financial expertise.

John A. Lewicki, Ph.D. has served as our Chief Executive Officer and as a director on our board of directors since March 2018 and as our President since January 2018. Dr. Lewicki previously served as a member of the Office of the President from September 2017 until January 2018, as our Executive Vice President, Research and Development from January 2016 until January 2018, as our Executive Vice President and Chief Scientific Officer from December 2009 until January 2016, and as our Senior Vice President, Research and Development from 2004 until December 2009. From 1983 to 2000, Dr. Lewicki served in various capacities at Scios, Inc., a publicly traded biopharmaceutical company that developed drugs for the treatment of cardiovascular, inflammatory and other diseases, including 12 years as its Vice President of Research, in which capacity he managed the company’s research organization across diverse therapeutic areas. Dr. Lewicki has authored or coauthored over 80 published papers and book chapters and is listed as an inventor on over 30 issued U.S. patents. Dr. Lewicki received a Ph.D. in Physiology/Pharmacology from the University of California, San Diego.

Dr. Lewicki has been chosen to serve on our board of directors due to his role as our President and Chief Executive Officer, his many years of experience in management positions at the Company and Scios, Inc., and his significant scientific expertise in biotechnology.

Jack W. Lasersohn, J.D. has served as a director on our board of directors since July 2005 and served as Lead Director from August 2013 until January 2018. Since 1989, Mr. Lasersohn has been a General Partner or Manager of The Vertical Group, a private venture capital firm that is focused on the fields of medical technology and biotechnology. Prior to that time, Mr. Lasersohn was a Vice President and then Director of the venture capital division of F. Eberstadt & Co., Inc., an investment bank and The Vertical Group’s predecessor. Mr. Lasersohn has served on the board of directors of over 25 publicly traded and privately held medical or biotechnology companies and served on the Executive Committee of the Board of the National Venture Capital Association until April 2012. From 1995 until May 2016, Mr. Lasersohn served on the board of directors of the Masimo Corporation, a publicly traded medical technology company that develops noninvasive patient monitoring products, where he also served as a member of its compensation committee and as chairman of its nominating and corporate governance committee. Mr. Lasersohn served on the strategic team of the Entrepreneur In Residence program at the U.S. Food and Drug Administration pursuant to an appointment by the Office of the President, and has served as a panel member of the MEDCAC Panel pursuant to appointment by CMS. Mr. Lasersohn received a B.S. in Physics from Tufts University, an M.A. from The Fletcher School of Law and Diplomacy, and a J.D. from the Yale Law School.

Mr. Lasersohn has been chosen to serve on our board of directors due to his long experience as a venture capital investor and as a member of the boards of directors of multiple public and private medical device and biotechnology companies.

Deepa R. Pakianathan, Ph.D. has served as a director on our board of directors since December 2008. Since 2001, Dr. Pakianathan has been a Managing Member at Delphi Ventures, a venture capital firm focused on biotechnology and medical device investments, and leads the firm’s biotechnology investment activities. From 1998 to 2001, Dr. Pakianathan was a senior biotechnology banker at JPMorgan, a global investment bank, from 1997 to 1998, she was a research analyst covering biotech at Genesis Merchant Group and from 1993 to 1997 she was a post-doctoral research scientist at Genentech. Dr. Pakianathan serves on the boards of directors of Alder

Biopharmaceuticals, Inc., a publicly traded biopharmaceutical company, where she serves as a member of its compensation committee, Karyopharm Therapeutics, Inc., a publicly traded biopharmaceutical company, where she serves as a member of its audit committee and chair of its compensation committee, and Calithera Biosciences, Inc., a publicly traded biopharmaceutical company, where she serves as a member of its audit committee and chair of its nominating and governance committee. From 2004 to 2016, Dr. Pakianathan served on the board of directors of Alexza Pharmaceuticals, Inc., a publicly traded biopharmaceutical company, where she also served as a member of its governance, nomination and compensation committee. Dr. Pakianathan received a B.Sc. from the University of Bombay, India, a M.Sc. from The Cancer Research Institute at the University of Bombay, India, and an M.S. and Ph.D. from Wake Forest University.

Dr. Pakianathan has been chosen to serve on our board of directors due to her experience as a venture capital investor in, and director of, multiple biotechnology companies, as well as her experience as a biotechnology investment banker, research analyst and research scientist.

Jonathan D. Root, M.D. has served as a director on our board of directors since August 2004. Since 1998, Dr. Root has been a Managing Member at U.S. Venture Partners, a venture capital firm. Prior to joining U.S. Venture Partners, Dr. Root was on the faculty and clinical staff at The New York Hospital-Cornell Medical Center in New York City, where he served as Assistant Professor of Neurology and Director of the Neurology-Neurosurgery Special Care Unit. Dr. Root currently serves on the boards of directors of several privately held healthcare technology companies. Dr. Root received an A.B. in Economics from Dartmouth College, an M.D. from the University of Florida College of Medicine and an M.B.A. from Columbia University.

Dr. Root has been chosen to serve on our board of directors due to his medical expertise and his clinical experience, and his experience as a venture capital investor in, and director of, multiple biotechnology companies.

Executive Officers

The following table sets forth information for our executive officers with respect to their position/office held with the Company and their ages as of December 31, 2018.

Name	Age	Position/Office Held With the Company
John A. Lewicki, Ph.D.	67	President and Chief Executive Officer
Alicia J. Hager, J.D., Ph.D.	49	Senior Vice President and General Counsel
Robert Stagg, Pharm.D.	60	Senior Vice President, Clinical Research and Development
Yvonne Li	59	Vice President, Finance, Controller and Administration

John A. Lewicki, Ph.D. has served as our President since January 2018 and as Chief Executive Officer and director on our board of directors since March 2018. Please see Dr. Lewicki’s biography set forth above in the section entitled “Directors.”

Alicia J. Hager, J.D., Ph.D. has served as our Senior Vice President and General Counsel since January 2017, and previously served as our Vice President and General Counsel from December 2012, our Vice President, Legal Affairs from July 2010 and our Chief Patent Counsel from November 2008. From June 2008 to October 2008, Dr. Hager served as our Senior Patent Counsel. From October 2002 to May 2008, Dr. Hager was an associate at the law firm of Morrison & Foerster LLP, where she served as intellectual property counsel for biotech and pharmaceutical clients. Prior to Morrison & Foerster LLP, Dr. Hager was a patent agent at the law firm of Heller Ehrman White & McAuliffe LLP. Dr. Hager received an A.B. in Chemistry from Occidental College, an A.M. and Ph.D. in Chemistry from Harvard University and a J.D. from Stanford Law School.

Robert Stagg, Pharm.D. has served as our Senior Vice President, Clinical Research and Development since December 2016. In addition, he previously served as our Vice President of Clinical Research from January 2009 to December 2016, and prior to that as our Vice President of Clinical Research and Regulatory from September 2007 to January 2009. Prior to joining OncoMed, Dr. Stagg served as Vice President of Regulatory and Drug Safety at PDL BioPharma, and he previously served in a variety of clinical research capacities at various pharmaceutical and biotechnology companies. Dr. Stagg received his Pharm.D. from the University of the Pacific, and he subsequently did his residency and Oncology fellowship at the University of California, San Francisco (UCSF). Subsequently, he

joined the faculty at UCSF where he was an Assistant Clinical Professor from July 1983 to January 1991. While at UCSF his primary focus was oncology clinical research.

Yvonne Li has served as our Vice President, Finance, Controller and Administration since March 2014, and previously served as our Vice President, Controller from December 2012, our Senior Director, Controller from January 2010, and our Director, Controller from April 2007. Prior to joining OncoMed, Ms. Li served as Director of Accounting at Anita Borg Institute and held various positions at Actel Corporation. Ms. Li received a Master of Business Administration with a concentration in Finance from San Francisco State University. Ms. Li is a member of the American Institute of Certified Public Accountants.

Changes in Directors and Executive Officers

There following are changes in our directors and executive officers for the year ended December 31, 2018.
•

On January 1, 2018, Paul Hastings informed our Board of his decision to resign, effective immediately, as a member and Chairman of the Board and as the Company’s President and Chief Executive Officer due to personal reasons. Following Mr. Hastings’ resignation, on January 3, 2018, the Board decreased the authorized number of directors on the Board from nine to eight directors, thereby eliminating the vacancy left as a result of Mr. Hastings’ resignation. In addition, the Board appointed Perry Karsen as Chairman of the Board, effective immediately. As a result of Mr. Karsen’s appointment as Chairman of the Board, the Board also determined that Jack W. Lasersohn would no longer serve as Lead Director of the Board, effective immediately. Mr. Lasersohn will continue to serve as a member of the Board.

•

On January 31, 2018, Dr. Lewicki, at that time the Company’s Executive Vice President, Research and Development, and a member of the Office of the President, was appointed by our Board as the Company’s President. On March 16, 2018, our Board appointed Dr. Lewicki as the Company’s President and Chief Executive Officer.

•

On January 28, 2018, Sunil Patel, the Company’s Executive Vice President and Chief Financial Officer, Principal Accounting Officer, and a member of the Office of the President at the time, notified the Company of his intention to resign from the Company, effective on or about March 9, 2018.

•

On March 16, 2018, our Board appointed Ms. Li, the Company’s Vice President, Finance, Controller and Administration, as the Company’s principal accounting officer and principal financial officer, effective immediately.

•

Dr. Lewicki and Denise Scots-Knight, Ph.D., were nominated and elected at the annual meeting of stockholders on June 22, 2018 to serve as Class II directors. Each elected director will hold office from the date of his or her election by the stockholders until the third subsequent annual meeting of stockholders or until his or her successor is elected and has been qualified, or until such director’s earlier death, resignation or removal.

•	Laurence Lasky did not stand for reelection as a member of our Board of Directors at the 2018 annual meeting of stockholders. As a result, he ceased serving as a non-employee director in June 2018.
•	On September 28, 2018, Dr. Scots-Knight informed our Board of her decision to resign, effective immediately, as a member of our Board due to other professional commitments.
•

The Company terminated the employment of Austin Gurney, Ph.D., the Company’s Chief Scientific Officer and Senior Vice President, Research, effective as of December 21, 2018 in connection with the reduction in force approved by our Board on December 1, 2018.

Committees of the Board

Audit Committee

Our audit committee oversees our corporate accounting and financial reporting process. Among other matters, the audit committee:

•	appoints our independent registered public accounting firm;

•	evaluates the independent registered public accounting firm’s qualifications, independence and performance;
•	determines the engagement of the independent registered public accounting firm;
•	reviews and approves the scope of the annual audit and the audit fee;
•	discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly financial statements;
•	approves the retention of the independent registered public accounting firm to perform any proposed permissible audit and non-audit services;
•	monitors the rotation of partners of the independent registered public accounting firm on our engagement team as required by law;
•

is responsible for reviewing our financial statements and our management’s discussion and analysis of financial condition and results of operations to be included in our annual and quarterly reports to be filed with the SEC;

•	reviews our critical accounting policies and estimates;
•	reviews related party transactions; and
•	annually reviews the audit committee charter and the committee’s performance.

During 2018, the members of our audit committee were Messrs. Wyzga and Karsen and Dr. Pakianathan, with Mr. Wyzga serving as the chairperson. Each member of our audit committee meets the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board has determined that Mr. Wyzga is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. Our Board has determined that each of Messrs. Wyzga and Karsen and Dr. Pakianathan are independent under the applicable rules of Nasdaq and under the applicable rules of the SEC. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. A copy of the audit committee charter is available to security holders at http://www.oncomed.com/invest/governance.cfm.

Compensation Committee

Our compensation committee reviews and recommends policies relating to compensation and benefits of our officers and employees. The compensation committee reviews and approves corporate goals and objectives relevant to compensation of our Chief Executive Officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives, and sets the compensation of these officers, other than the Chief Executive Officer, based on such evaluations. The Board retains the authority to determine and approve, upon the recommendation of the compensation committee, the compensation of the Chief Executive Officer, unless such authority has been delegated to the compensation committee. Our executive officers submit proposals to the Board regarding our executive and director compensation. The compensation committee also approves grants of stock options and other awards under our stock plans. The compensation committee will review and evaluate, at least annually, the performance of the compensation committee and its members, including compliance of the compensation committee with its charter. During 2018, the members of our compensation committee were Mr. Winningham and Drs. Pakianathan, Scots-Knight and Root, with Mr. Winningham serving as the chairperson. Dr. Scots-Knight left the compensation committee in September 2018 when she resigned from the Board. No current member of our compensation committee has at any time been one of our officers or employees. Each current member of our compensation committee is an independent, outside and non-employee director under the applicable rules and regulations of the SEC, Nasdaq and the Internal Revenue Code of 1986, as amended, relating to compensation committee independence. The compensation committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. A copy of the compensation committee charter is available to security holders at http://www.oncomed.com/invest/governance.cfm.

In 2018, the compensation committee retained Radford, a national executive compensation consulting firm, to conduct market research and analysis on our various executive positions, to assist the committee in developing appropriate incentive plans for our executives on an annual basis, to provide the committee with advice and ongoing recommendations regarding material executive compensation decisions, and to review compensation proposals of management. In compliance with the disclosure requirements of the SEC regarding the independence of compensation consultants, Radford addressed each of the six independence factors established by the SEC with the compensation committee. Its responses affirmed the independence of Radford on executive compensation matters. Based on this assessment, the compensation committee determined that the engagement of Radford does not raise any conflicts of interest or similar concerns. The compensation committee also evaluated the independence of other outside advisors to the compensation committee, including outside legal counsel, considering the same independence factors and concluded their work for the compensation committee does not raise any conflicts of interest.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is responsible for making recommendations to our Board regarding candidates for directorships and the size and composition of our Board. In addition, the nominating and corporate governance committee is responsible for overseeing our corporate governance policies and reporting and making recommendations to our Board concerning governance matters. During 2018, the members of our nominating and corporate governance committee were Drs. Lasky and Scots-Knight and Messrs. Lasersohn and Karsen, with Mr. Lasersohn serving as the chairperson of the committee. Dr. Lasky ceased serving as a member of the nominating and corporate governance committee in June 2018 when he ceased serving as a director. Dr. Scots-Knight left the nominating and corporate governance committee in September 2018 when she resigned from the Board. Each current member of our nominating and corporate governance committee is an independent director under the applicable rules and regulations of Nasdaq relating to nominating and corporate governance committee independence. The nominating and corporate governance committee operates under a written charter. A copy of the nominating and corporate governance committee charter is available to security holders at http://www.oncomed.com/invest/governance.cfm.

In recommending candidates for election to the Board, the independent members of the nominating and corporate governance committee may consider the following criteria, among others: diversity of personal and professional background, perspective and experience; personal and professional integrity, ethics and values; experience in corporate management, operations or finance, such as serving as an officer or former officer of a publicly held company, and a general understanding of marketing, finance and other elements relevant to the success of a publicly traded company in today’s business environment; experience relevant to the Company’s industry and with relevant social policy concerns; experience as a board member of another publicly held company; relevant academic expertise or other proficiency in an area of the Company’s operations; practical and mature business judgment, including ability to make independent analytical inquiries; promotion of a diversity of business or career experience relevant to the success of the Company. The Board evaluates each individual in the context of the Board as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

The nominating and corporate governance committee will consider director candidates recommended by stockholders. For a stockholder to make any recommendation or nomination for election to the Board at an annual meeting, the stockholder must provide notice to the Company, which notice must be delivered to, or mailed and received at, the Company’s principal executive offices not less than 90 days and not more than 120 days prior to the one-year anniversary of the preceding year’s annual meeting; provided, that if the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, the stockholder’s notice must be delivered, or mailed and received, not later than 90 days prior to the date of the annual meeting or, if later, the 10th day following the date on which public disclosure of the date of such annual meeting is made. Further updates and supplements to such notice may be required at the times, and in the forms, required under our bylaws. As set forth in our bylaws, submissions must include the name and address of the proposed nominee, information regarding the proposed nominee that is required to be disclosed in a proxy statement or other filings in a contested election pursuant to Section 14(a) under the Exchange Act of 1934, as amended (the “Exchange Act”), information regarding the proposed nominee’s indirect and direct interests in shares of the Company’s common stock, and a completed and signed questionnaire, representation and agreement of the proposed nominee. Our bylaws also specify further requirements as to the form and content of a stockholder’s notice. We recommend that any stockholder wishing to make a nomination for director review a copy of our bylaws, as amended and restated to date, which is available, without charge, from our General Counsel, at 800 Chesapeake Drive, Redwood City, California 94063.

Business Development and Strategy Committee

On March 1, 2018, the Board designated a special business development and strategy committee of the Board. The business development and strategy committee is responsible for identifying, reviewing, evaluating, and negotiating strategic transactions and other business development opportunities consistent with the Company’s corporate strategy. The business development and strategy committee will recommend appropriate strategic transactions and other business development opportunities to the Board. Entry into any such strategic transaction or other business development opportunity will require the review and approval of the Board. During 2018, the members of our business development and strategy committee were Drs. Pakianathan and Scots-Knight and Messrs. Karsen, Lasersohn, and Winningham, with Dr. Pakianathan serving as the chairperson of the committee. Dr. Scots-Knight left the Business Development and Strategy Committee when she resigned from the Board in September 2018.

Code of Ethics and Related Policies

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2018, none of our directors, officers or greater than 10% beneficial owners failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act, except with respect to the transactions reported on the Form 5 filed by Dr. Lewicki on February 13, 2019 and Form 5 filed by Ms. Li on February 13, 2019.

Item 11.	Executive Compensation

Director Compensation

We have adopted a non-employee director compensation policy, which was last amended on March 1, 2018. We do not provide directors who are our employees with additional compensation for their service as directors.

Under our non-employee director compensation policy, each non-employee director receives an annual retainer of $40,000. Non-employee directors receive additional annual retainers of $10,000 for serving on the audit committee (or $15,000 for serving as the chair of the audit committee), $7,000 for serving on the compensation committee (or $10,000 for serving as the chair of the compensation committee), $5,000 for serving on the nominating and corporate governance committee (or $8,000 for serving as the chair of the nominating and corporate governance committee), and $10,000 for serving on the business development and strategy committee (or $15,000 for serving as the chair of the business development and strategy committee). In addition, for fiscal year 2018, Dr. Lasky received an annual retainer of $7,000 for assuming certain additional responsibilities relating to our scientific strategy (which was pro-rated to $4,000 for his partial service in 2018) and Mr. Karsen received an annual retainer of $7,000 for assuming certain additional responsibilities relating to our business development strategy (which was pro-rated to $583 for his partial service in 2018), in each case as requested by the Board. Retainers are paid to our non-employee directors quarterly in arrears and are pro-rated for any partial quarter of service. Each non-employee director is granted an annual option under our 2013 Equity Incentive Award Plan (or the “2013 Plan”) to purchase 15,000 shares of our common stock on the date of each annual meeting of stockholders, and such option will vest as to 100% of the shares subject thereto upon the earlier of one year following the grant date or the date of the subsequent year’s annual meeting of stockholders, subject to the director’s continued service to OncoMed through the vesting date. In addition, upon a director’s initial appointment or election to our Board, he or she is granted an option under our 2013 Plan to purchase that number of shares equal to 0.1% of our then-outstanding capital stock, and the option vests in three equal annual installments, subject to the director’s continued service to OncoMed through the applicable vesting date. The policy also provides that upon a “Change in Control” of OncoMed (as defined in our 2013 Plan), all outstanding equity awards granted under the 2013 Plan or any other equity incentive plan maintained by OncoMed that are held by a non-employee director will become fully vested and/or exercisable. Members of our board of directors are also reimbursed for reasonable travel and other out-of-pocket expenses.

In addition, in February 2018 the Board approved compensation to Mr. Karsen in connection with his appointment as Executive Chairman, effective January 3, 2018, in addition to his existing compensation under our non-employee director compensation policy, consisting of a monthly retainer of $25,000 (or $30,000 for any month in which Mr. Karsen provides more than 85 hours of service). In connection with this appointment, Mr. Karsen was also granted an option to purchase 120,000 shares of our common stock at an exercise price of $2.29 per share and 48,000 restricted stock units (“RSUs”), in each case vesting monthly over six months from January 3, 2018, subject to Mr. Karsen’s continued service as Executive Chairman through each vesting date, as well as 22,500 RSUs, which were fully vested at grant.

The following table sets forth information concerning the compensation earned by our non-employee directors during the year ended December 31, 2018.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1)(2) ($)	Stock Awards(1) ($)	Total ($)
Perry A. Karsen(3)	364,750	218,142	161,445	744,337
Jack W. Lasersohn, J.D.	57,167	26,682	—	83,849
Laurence Lasky, Ph.D.(4)	24,857	29,621	—	54,478
Deepa R. Pakianathan, Ph.D.	70,750	26,682	—	97,432
Jonathan D. Root, M.D.	47,000	26,682	—	73,682
Denise Scots-Knight, Ph.D.(5)	45,667	26,682	—	72,349
Rick E Winningham	59,167	26,682	—	85,849
Michael S. Wyzga	55,000	26,682	—	81,682

(1)

Amount reflects the aggregate grant date fair value of restricted stock units and stock options granted during 2018 computed in accordance with ASC Topic 718. The assumptions used in the valuation of these awards are set forth in Note 11 to our Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The grant date fair value of these awards is determined for financial statement reporting purposes and does not correspond to the actual value that the directors will receive from the awards.

(2)	The following options held by our non-employee directors were outstanding as of December 31, 2018, no other equity awards held by our non-employee directors were outstanding as of December 31, 2018:

Name	Shares Subject to Outstanding Options
Perry A. Karsen	195,189
Jack W. Lasersohn, J.D.	75,000
Laurence Lasky, Ph.D.	—
Deepa R. Pakianathan, Ph.D.	75,000
Jonathan D. Root, M.D.	75,000
Denise Scots-Knight, Ph.D.	—
Rick E Winningham	75,000
Michael S. Wyzga	102,853

(3)

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

(4)	Mr. Lasky did not stand for reelection as a member of our Board of Directors at the 2018 annual meeting of stockholders. As a result, he ceased serving as a non-employee director in June 2018.
(5)	On September 28, 2018, Dr. Scots-Knight informed the Board of her decision to resign, effective immediately, as a member of the OncoMed Board due to other professional commitments.

Executive Compensation

The following is a discussion and analysis of compensation arrangements of our named executive officers (“NEOs”).

We seek to ensure that the total compensation paid to our executive officers is reasonable and competitive. Compensation of our executives is structured around the achievement of individual performance and near-term corporate targets as well as long-term business objectives.

Our NEOs for fiscal year 2018 were as follows:

•	John A. Lewicki, Ph.D., President and Chief Executive Officer;
•	Robert Stagg, Pharm.D., Senior Vice President, Clinical Research and Development;
•	Alicia Hager, J.D., Ph.D., Senior Vice President and General Counsel;
•	Paul Hastings, former Chairman, Chief Executive Officer and President;
•	Sunil Patel, former Executive Vice President and Chief Financial Officer; and
•	Austin Gurney, Ph.D., former Chief Scientific Officer, Senior Vice President, Research.

2018 Summary Compensation Table

The following table sets forth total compensation paid to our NEOs, who are comprised of (1) the three individuals who served as our principal executive officer in fiscal year 2018, (2) our next two highest compensated executive officers who were serving as executive officers as of December 31, 2018, other than the principal executive officers, and (3) an additional individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer as of December 31, 2018.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Option Awards(2) ($)	Stock Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	Other(4) ($)	Total ($)
John A. Lewicki, Ph.D.,	2018	459,986	158,000	729,900	—	115,593	—	1,463,479
President and Chief Executive Officer	2017	419,777	—	967,675	192,925	167,911	—	1,748,288
Robert Stagg	2018	407,227	79,000	193,095	—	130,313	—	809,635
Senior Vice President , Clinical Research and Development	2017
Alicia Hager	2018	359,091	79,000	193,095	—	143,636	—	774,822
Senior Vice President and General Counsel	2017	347,619	—	804,964	154,536	125,143	—	1,432,262
Paul Hastings,	2018	21,053	—	—	—	—	856,652	877,706
Former Chairman, President and Chief Executive Officer(5)	2017	551,127	—	1,857,110	169,650	60,624	—	2,638,511
Sunil Patel,	2018	108,561	—	275,850	—	—	—	384,411
Former Executive Vice President and Chief Financial Officer(6)	2017	406,117	—	939,700	183,600	167,780	—	1,697,197
Austin Gurney, Ph.D.,	2018	383,033	—	193,095	—	—	693,402	1,269,530
Former Chief Scientific Officer, and Senior Vice President, Research(7)	2017	365,612	—	804,964	154,536	116,996	—	1,442,108

(1)

Represents amounts paid pursuant to certain retention bonuses in order to encourage continued service to the company, which where payable to the NEOs if they were employed by the company through December 31, 2018.

(2)

Amounts reflect the aggregate grant date fair value of restricted stock units and stock options computed in accordance with ASC Topic 718. The assumptions used in the valuation of these awards are set forth in Note 11 to our Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The grant date fair value of these awards is determined for financial statement reporting purposes and does not correspond to the actual value that the NEOs will receive from the awards.

(3)

Represents amount paid under our cash incentive programs which are earned by our NEOs pursuant to the achievement of certain performance objectives. For fiscal year 2018, these amounts were paid to our NEOs in December 2018. Please see the descriptions of the annual bonuses paid to our NEOs in “Narrative to 2018 Summary Compensation Table and Outstanding Equity Awards at 2018 Fiscal Year End—Terms and Conditions of Performance-Based Annual Bonus Program” below.

(4)

Represents for Mr. Hastings (i) $549,007 for continued payment of Mr. Hastings’ base salary through December 31, 2018, (ii) $4,525 for continued health care coverage, and (ii) $303,120, which represents Mr. Hastings’ target bonus for fiscal year 2018; and for Dr. Gurney (i) $79,000 which represents the amount of his retention bonus had he remained employed through December 31, 2018, (ii) $527,212 which represents 12 months of Dr. Gurney’s base, which has been accrued, and 12 months of Dr. Gurney’s target bonus for fiscal year 2018, which was paid in December 2018, (iii) $75,316, which represents a pro-rated portion of his annual performance bonus earned for the year of termination and (iv) $11,874 which has been accrued for continued health care coverage. For more details regarding the severance received by Mr. Hastings and Dr. Gurney, please see “Narrative to 2018 Summary Compensation Table and Outstanding Equity Awards at 2018 Fiscal Year End—Terms and Conditions of Offer Letter and Severance Agreement for Paul Hastings” and “Narrative to 2018 Summary Compensation Table and Outstanding Equity Awards at 2018 Fiscal Year End—Terms and Conditions of Separation Agreement for Austin Gurney” below.

(5)	Mr. Hastings resigned from OncoMed on January 1, 2018.

(6)	Mr. Patel resigned from OncoMed on March 9, 2018. He did not receive any severance payments in connection with his resignation.
(7)	Dr. Gurney’s employment with the Company terminated effective as of December 21, 2018 in connection with the reduction in force approved by our board of directors on December 1, 2018.

Outstanding Equity Awards at 2018 Fiscal Year End

The following table lists all outstanding equity awards held by our NEOs as of December 31, 2018.

		OPTION AWARDS				STOCK AWARDS
NAME	VESTING COMMENCEMENT DATE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)(5)
John A. Lewicki, Ph.D.	12/18/2009	59,409	—	4.11	12/18/2019	—	—
	7/17/2013	14,000	—	17.00	7/17/2023	—	—
	12/18/2014(1)	50,000	—	21.18	12/17/2024	—	—
	12/27/2015(1)	52,500	17,500	21.43	12/26/2025	—	—
	10/9/2016(2)	—	—	—	—	6,250	4,688
	1/3/2017(1)	31,144	33,856	7.66	1/2/2027	—	—
	4/23/2017(1)	28,125	39,375	3.73	4/22/2027	—	—
	4/23/2017(3)	—	—	—	—	11,250	8,438
	10/7/2017(1)	14,583	35,417	4.36	10/6/2027	—	—
	10/7/2017(2)	—	—	—	—	18,750	14,063
	1/4/2018(1)	22,916	77,084	3.98	1/3/2028	—	—
	2/21/2018(1)	28,645	96,355	2.23	2/20/2028	—	—
	3/16/2018(1)	23,437	101,563	2.98	3/15/2028	—	—
Robert Stagg, Pharm.D.	7/17/2013	5,000	—	17.00	7/17/2023	—	—
	12/18/2014(1)	35,000	—	21.18	12/17/2024	—	—
	12/27/2015(1)	22,500	7,500	21.43	12/26/2025	—	—
	10/9/2016(2)	—	—	—	—	5,000	3,750
	1/3/2017(1)	26,353	28,647	7.66	1/2/2027	—	—
	4/23/2017(1)	25,000	35,000	3.73	4/22/2027	—	—
	4/23/2017(3)	—	—	—	—	10,000	7,500
	10/7/2017(1)	10,694	25,972	4.36	10/6/2027	—	—
	10/7/2017(2)	—	—	—	—	13,751	10,313
	1/4/2018(1)	16,041	53,959	3.98	1/3/2028	—	—
Alicia J. Hager, J.D., Ph.D.	3/15/2013(4)	107,667	—	8.55	3/15/2023	—	—
	7/17/2013	10,000	—	17.00	7/17/2023	—	—
	12/18/2014(1)	35,000	—	21.18	12/17/2024	—	—
	12/27/2015(1)	30,000	10,000	21.43	12/26/2025	—	—
	10/9/2016(2)	—	—	—	—	6,250	4,688
	1/3/2017(1)	26,353	28,647	7.66	1/2/2027	—	—
	4/23/2017(1)	25,000	35,000	3.73	4/22/2027	—	—
	4/23/2017(3)	—	—	—	—	10,000	7,500
	10/7/2017(1)	—	—	—	—	13,751	10,313
	10/7/2017(2)	10,694	25,972	4.36	10/6/2027	—	—
	1/4/2018(1)	16,041	53,959	3.98	1/3/2028	—	—
Paul Hastings(6)	12/18/2009	84,929	—	4.11	12/17/2019	—	—
	7/17/2013	160,000	—	17.00	7/16/2023	—	—
	12/18/2014(1)	140,000	—	21.18	12/17/2024	—	—
	12/28/2015(1)	127,500	—	22.10	12/27/2025	—	—
	1/3/2017(1)	84,332	—	7.66	1/2/2027	—	—
	4/24/2017(1)	56,250	—	3.77	4/23/2027	—	—
Austin Gurney, Ph.D.(7)	12/18/2009	59,409	—	4.11	12/17/2019	—	—
	7/17/2013	14,000	—	17.00	7/16/2023	—	—
	12/18/2014(1)	50,000	—	21.18	12/17/2024	—	—
	12/27/2015(1)	40,000	—	21.43	12/26/2025	—	—
	1/3/2017(1)	55,000	—	7.66	1/2/2027	—	—
	4/23/2017(1)	60,000	—	3.73	4/22/2027	—	—
	10/7/2017(1)	36,666	—	4.36	10/6/2027	—	—
	1/4/2018(1)	70,000	—	3.98	1/3/2028	—	—

(1)

These options vest and become exercisable as to 1/48th of the shares on each monthly anniversary of the vesting commencement date, such that all shares subject to an option will be vested and exercisable on the fourth anniversary of the vesting commencement date, subject to the holder continuing to provide services to us through the applicable vesting date.

(2)

25% of the restricted stock units (“RSUs”) vest on each of the first and second anniversaries of the vesting commencement date, and 50% of the RSUs vest on the third anniversary of the vesting commencement date, subject to the holder continuing to provide services to us through the applicable vesting date.

(3)

50% of the RSUs vest on the first anniversary of the vesting commencement date and 50% of the RSUs vest on the second anniversary of the vesting commencement date, subject to the holder continuing to provide services to us through the applicable vesting date.

(4)

The option vests and becomes exercisable as to 1/60th of the shares on each monthly anniversary of the vesting commencement date, such that all shares subject to the option will be vested and exercisable on the fifth anniversary of the vesting commencement date, subject to the holder continuing to provide services to us through the applicable vesting date.

(5)	Amount shown is based on market value per share of our common stock of $0.75, which represents the closing price of our common stock on the Nasdaq Global Select Market on December 31, 2018.
(6)

Mr. Hastings resigned from OncoMed on January 1, 2018. In connection with such resignation, we entered into a letter agreement with Mr. Hastings which provided, among other things, for (a) accelerated vesting of the portion of Mr. Hastings’ outstanding stock options and restricted stock units that would have otherwise vested through December 31, 2018 had Mr. Hastings’ employment continued, and (b) each vested stock option held by Mr. Hastings, after giving effect to such accelerated vesting, to remain exercisable until the earlier of the original expiration date of such stock option or December 31, 2018. The terms of this letter agreement are described below in “Narrative to 2018 Summary Compensation Table and Outstanding Equity Awards at 2018 Fiscal Year End—Terms and Conditions of Offer Letter and Severance Agreement for Paul Hastings.”

(7)

Dr. Gurney’s employment was terminated effective December 21, 2018. In connection with such termination, we entered into a separation agreement with Mr. Gurney which provided, among other things, for accelerated vesting of all of Mr. Gurney’s outstanding stock options and restricted stock units as of December 21, 2018. The terms of this separation agreement are described below in “Narrative to 2018 Summary Compensation Table and Outstanding Equity Awards at 2018 Fiscal Year End— Terms and Condition of Separation Agreement for Austin Gurney.”

Mr. Patel resigned from OncoMed on March 9, 2018 and, in connection with such resignation, he forfeited all unvested shares subject to his equity awards. Mr. Patel had until June 9, 2018 to exercise the vested shares subject to his options. No shares were exercised by Mr. Patel hence all vested shares subject to his options were cancelled on June 9, 2018.

Narrative to 2018 Summary Compensation Table and Outstanding Equity Awards at 2018 Fiscal Year End

Terms and Conditions of Offer Letter and Severance Agreement for Paul Hastings

On November 12, 2005, we entered into an offer letter agreement with Mr. Hastings (the “Hastings Offer Letter”), as last amended in October 2015, to serve as our Chief Executive Officer and President, providing for an annual base salary, an annual target bonus of up to a certain percentage of such base salary, upon achievement of specific corporate and individual goals and objectives to be established by our board of directors and certain severance payments. The Hastings Offer Letter terminated effective January 1, 2018 following Mr. Hastings’ entry into the Hastings Severance Agreement (as defined below).

In connection with Mr. Hastings’ resignation on January 1, 2018, we entered into a letter agreement with Mr. Hastings (the “Hastings Severance Agreement”). The Hastings Severance Agreement provides for, among other things, (a) continued payment of Mr. Hastings’ base salary through December 31, 2018, (b) up to 12 months of continued health care coverage, (c) $303,120, which represents Mr. Hastings’ target bonus for fiscal year 2018, less required withholding taxes, and (d) accelerated vesting of the portion of Mr. Hastings’ outstanding stock options and restricted stock units that would have otherwise vested through December 31, 2018 had Mr. Hastings’ employment continued. In addition, each vested stock option held by Mr. Hastings (after giving effect to vesting acceleration pursuant to the Hastings Severance Agreement) will remain exercisable until the earlier of the original expiration date of such stock option or December 31, 2018. Pursuant to the terms of the Hastings Severance Agreement, Mr. Hastings has provided us with a general release of claims against us.

Terms and Conditions of Offer Letters for John A. Lewicki, Ph.D., Robert Stagg, Pharm.D., Alicia J. Hager, J.D., Ph.D., Austin Gurney, Ph.D., and Sunil Patel

We have entered into standard offer letters with each of Mr. Patel and Drs. Lewicki, Stagg, Gurney, and Hager that provided for annual base salary, annual target bonus and certain benefits, which may be changed in the discretion of the Company. All other obligations under the offer letters have been satisfied. Mr. Patel’s and Dr, Gurney’s offer letters terminated upon his resignation from OncoMed on March 9, 2018 and December 21, 2018, respectively.

Terms and Conditions of Change in Control and Severance Agreements for John A. Lewicki, Ph.D., Robert Stagg, Pharm.D., Alicia J. Hager, J.D., Ph.D., Austin Gurney, Ph.D., and Sunil Patel

We entered into a Change in Control and Severance Agreement with Dr. Lewicki, as last amended in October 2018 (the “Lewicki Change in Control and Severance Agreement”), which provides that in the event of (a) a termination of his employment with us other than for “cause” (as defined in the Lewicki Change in Control and Severance Agreement), or (b) his resignation for “good reason” (as defined in the Lewicki Change in Control and Severance Agreement), if he signs and does not revoke a standard form of release of claims, then Dr. Lewicki shall be entitled to receive (i) a severance amount equal to the sum of 12 months of base salary and 12 months target bonus, and (ii) up to 12 months of continued healthcare coverage. If such qualifying termination or resignation occurs within 18 months following a “change in control” (as defined in the Lewicki Change in Control and Severance Agreement) of the Company, and he signs and does not revoke a standard form of release of claims, Dr. Lewicki will instead receive (i) a severance amount equal to the sum of 24 months of base salary and 24 months target bonus, (ii) up to 24 months of continued healthcare coverage, and (iii) 100% vesting acceleration of outstanding equity awards, including, without limitation, his stock options and restricted stock units. In the event of a change in control, the vesting of any equity awards will automatically accelerate as to 25% of the total number of shares subject thereto.

We also entered into Change in Control and Severance Agreements with Mr. Patel and Drs.  Stagg, Gurney, and Hager, as last amended in October 2015 (collectively, the “Change in Control and Severance Agreements”), each of which provides that in the event of (a) a termination of his/her employment with us other than for “cause” (as defined in the applicable Change in Control and Severance Agreement), or (b) his/her resignation for “good reason” (as defined in the applicable Change in Control and Severance Agreement), if he/she signs and does not revoke a standard form of release of claims, then Mr. Patel or Drs.  Stagg, Gurney, and Hager shall be entitled to receive (i) a severance amount equal to the sum of nine months of base salary and nine months target bonus, and (ii) up to nine months of continued healthcare coverage. If such qualifying termination or resignation occurs within 12 months following a “change in control” (as defined in the applicable Change in Control and Severance Agreement) of the Company, and he/she signs and does not revoke a standard form of release of claims, Mr. Patel or Drs.  Stagg, Gurney, and Hager will instead receive (i) a severance amount equal to the sum of 12 months of base salary and 12 months target bonus, (ii) up to 12 months of continued healthcare coverage, and (iii) 100% vesting acceleration of outstanding equity awards, including, without limitation, his/her stock options and restricted stock units. In the event of a change in control, the vesting of any equity awards will automatically accelerate as to 25% of the total number of shares subject thereto.

Mr. Patel’s Change in Control and Severance Agreement terminated upon his resignation from OncoMed on March 9, 2018. Mr. Patel was not entitled to any severance payments in connection with his resignation of employment.

Upon termination of Dr. Gurney’s employment in December 2018 in connection with the company’s reduction in force, Dr. Gurney became eligible to receive severance under his Change in Control and Severance Agreement and the Company approved certain enhanced severance benefits in addition to those provided under this Change in Control and Severance Agreement, in exchange for providing a general release of claims against the company and its affiliates. The total severance payments and benefits actually provided to Dr. Gurney in connection with his termination are described in the section below entitled “Terms and Conditions of Separation Agreement for Austin Gurney, Ph.D.”.

In addition, in connection with the company’s reduction in force, the employment of Drs. Lewicki, Stagg and Hager will terminate effective as of immediately prior to the closing of the Merger, which is anticipated to occur later this year. Upon Drs. Lewicki’s, Stagg’s and Hager’s termination of employment, in exchange for providing a general release of claims against the company and its affiliates, he or she will be entitled to receive (i) a severance amount equal to the sum of 12 months of base salary and 12 months target bonus (24 months for each in the case of Dr. Lewicki), (ii) up to 12 months of continued healthcare coverage (24 months in the case of Dr. Lewicki), and (iii) 100% vesting acceleration of outstanding equity awards, including, without limitation, his or her stock options and restricted stock units.

Terms and Conditions of Separation Agreement for Austin Gurney, Ph.D.

In connection with the company’s reduction in force, the Company terminated Dr. Gurney’s employment effective as of December 21, 2018.  We entered into a separation agreement with Dr. Gurney (the “Gurney Separation Agreement”), which provides for, among other things, (i) a severance amount equal to $527,212, which represents the sum of 12 months of Dr. Gurney’s base salary and 12 months of Dr. Gurney’s target bonus, (ii) up to 12 months of continued health care coverage, (iii) $79,000, which represents Dr. Gurney’s retention bonus he would have received if he remained employed through December 31, 2018, (iv) a prorated performance-based annual bonus equal to $75,316 for 2018, and (v) accelerated vesting of all of Dr. Gurney’s outstanding stock options and restricted stock units. Pursuant to the terms of the Gurney Separation Agreement, Dr. Gurney has provided us with a general release of claims against us.

Terms and Conditions of Retention Bonuses

On January 26, 2018, the Company entered into retention bonus agreements with each of its NEOs, besides Messrs. Hastings and Patel, in order to encourage continued service to the company. Pursuant to the agreements, each NEO would receive a cash retention bonus should he or she remain employed by the company through December 31, 2018. The retention bonuses would not be earned and will not be paid if the NEO voluntarily terminates employment or is terminated by the company for “cause” prior to December 31, 2018. If the NEO is terminated by the company without “cause” prior to December 31, 2018, he or she will be eligible to receive the full retention bonus payment as a severance amount. Dr. Lewicki’s retention bonus amount of $158,000 and Drs. Stagg’s and Hager’s retention bonus amount was $79,000, which were paid in early January 2019. Dr. Gurney was terminated prior to December 31, 2018, but pursuant to his retention bonus agreement and the Gurney Separation Agreement, he received the full payment of his retention amount of $79,000.

Terms and Conditions of Merger Performance Bonus for John Lewicki, Ph.D.

The Company has agreed to pay a performance bonus of $50,000 to Dr. Lewicki upon achievement of the closing of the Merger to the extent the final net cash held by the company at the time of closing exceeds $37 million.

Terms and Conditions of Performance-Based Annual Bonus Program

For fiscal year 2018, all of our NEOs were eligible for performance-based cash incentives pursuant to the achievement of certain performance objectives. The performance goals for these annual performance cash incentives are reviewed and approved annually by our compensation committee. The determination of the amount of bonuses paid to our NEOs generally reflects a number of considerations, including revenue and operational goals.

Target Bonus Opportunity

Each NEO’s target bonus opportunity is expressed as a percentage of base salary which can be achieved by meeting corporate and divisional goals and may be increased or decreased based on individual performance. For each of our NEOs, their target bonus opportunity is originally set in their offer letters with us as described above. Our compensation committee reviews these target percentages to ensure they are adequate. While reviewing these target percentages the compensation committee does not follow a formula but rather uses multiple factors as general background information prior to determining the target bonus opportunity rates for our participating NEOs. The compensation committee sets these rates based on each participating executive’s experience in her or his role with the company and the level of responsibility held by each executive, which the compensation committee believes directly correlates to her or his ability to influence corporate results. For fiscal year 2018, the compensation committee initially used a guideline target bonus opportunity of 45% for Dr. Lewicki and Mr. Patel and 40% for Drs. Gurney, Stagg and Hager. In connection with his appointment as our President in February 2018, Dr. Lewicki’s target bonus opportunity was increased to 50% by the compensation committee. Since Mr. Hastings’s resignation was effective as of January 1, 2018, he was not eligible for an annual performance bonus in 2018.  Following the resignation of Mr. Patel on March 9, 2018, he was also no longer eligible to receive any annual performance bonus.

Performance Goals and Weighting

When determining the performance bonus amounts for our NEOs, the compensation committee sets certain performance goals, using a mixture of financial and operational performance objectives after receiving input from our Chief Executive Officer. These performance goals are not expected to be attained based on average or below average performance. Corporate goals and performance targets are reviewed and approved by the compensation committee prior to any allocation of the bonus. After determining performance targets, each performance target is given a different weight when determining the overall bonus amount based on the importance to the success of the Company for each performance target. For fiscal year 2018, the financial performance targets were weighted at 10% and the operational targets were weighted at 90%.

Achievement Level

For each of these performance goals under the annual cash incentive program, the compensation committee sets a target achievement level. There is no minimum or maximum achievement for each performance target, instead the compensation committee weighs the achievement, partial achievement or non-achievement for each performance target when deciding the overall achievement level.

In early fiscal year 2018, the compensation committee established a corporate performance target for financial and operational goals. Our operational performance goals include business development, research and development, achievement of certain milestones in discovery and drug development, and clinical and intellectual property performance goals during the fiscal year. These operational performance goals are internal goals and are not publicly disclosed in any form. We keep the target levels for these operational goals confidential for both operational and competitive reasons, but generally the compensation committee intended for the operational goals to require significant effort on the part of our NEOs and, therefore, set these targets at levels they believed would be difficult to achieve, such that average or below average performance would not satisfy these targets. In December 2018, the Board reviewed our fiscal year 2018 company-wide performance with respect to determining bonuses for executive officers. Based on the achievement of the financial goal and the achievement of most of the operational goals, the Board determined the corporate performance achievement of 80%. In December 2018, following its review and determinations, the Board awarded 2018 cash bonuses to the NEOs of 25% (for Dr. Lewicki), 26% (for Dr. Gurney), 32% (for Dr. Stagg), and 40% (for Dr. Hager) of the executives’ respective base salaries, which was equal to 50%, 65%, 80%, and 100% of Drs. Lewicki’s, Gurney’s, Stagg’s and Hager’s target bonus amounts, respectively.  Dr. Gurney’s performance bonus was also prorated due to his termination on December 21, 2018 and paid pursuant to the Gurney Separation Agreement described above. Each of Messrs. Hastings and Patel did not receive any annual bonus because each was no longer employed for the entire 2018 fiscal year. The NEOs’ 2018 bonuses are set forth in the “2018 Summary Compensation Table” above.

Terms and Conditions of Equity Award Grants

All of our NEOs, except Mr. Hastings, were granted stock options in fiscal year 2018.

In January 2018, our compensation committee approved the grant of an option to purchase 100,000 shares of our common stock to each of Mr. Patel and Dr. Lewicki and an option to purchase 70,000 shares of our common stock to each of Drs. Gurney, Stagg and Hager. The stock options were granted to Mr. Patel and Drs. Lewicki, Gurney, Stagg and Hager on January 4, 2018, with an exercise price of $3.98 per share, which represents the closing trading price of our common stock on the date of grant. Each option vests in equal monthly installments over four years measured from the grant date, subject to the NEO’s continued service to us through the applicable vesting date.

On March 16, 2018, our board of directors approved the grant of an option to purchase 125,000 shares of our common stock to Dr. Lewicki in connection with his appoint as Chief Executive Officer.  The shares were granted at  an exercise price of $2.98 per share, the closing price of our common stock on March 16, 2018. The stock option vests with respect to 1/48 of the shares subject thereto on each monthly anniversary of March 16, 2018, subject to Dr. Lewicki’s continued employment with the Company on each such vesting date.

In accordance with the Hastings Severance Agreement, described in “Terms and Conditions of Offer Letter and Severance Agreement for Paul Hastings” above, the portion of Mr. Hastings’ outstanding stock options and restricted stock units that would otherwise have vested through December 31, 2018, had Mr. Hastings’ employment continued though such date, vested as of January 1, 2018. Mr. Hastings otherwise forfeited his unvested stock options and restricted stock units upon his resignation of employment from OncoMed on January 1, 2018. Mr. Patel forfeited his unvested stock options and restricted stock units upon his resignation of employment from OncoMed on March 9, 2018. In accordance with the Gurney Separation Agreement, described in “Terms and Conditions of Separation Agreement for Austin Gurney, Ph.D.” above, all of Dr. Gurney’s outstanding stock options and restricted stock units vested as of December 21, 2018.

The table above entitled “Outstanding Equity Awards at 2018 Fiscal Year End” describes the material terms of restricted stock units and other option awards made in past fiscal years to our NEOs.

Compensation Committee Interlocks and Insider Participation

During 2018, our compensation committee consisted of Mr. Winningham and Drs. Pakianathan, Root and Scots-Knight, until Dr. Scots-Knight’s resignation on September 28, 2018. No such member of our compensation committee has at any time been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers on our Board or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table presents information as to the beneficial ownership of our common stock as of December 31, 2018 for:

•	each person, or group of affiliated persons, known by us to beneficially own more than five percent of our common stock;
•	each named executive officer as set forth in the summary compensation table included in Part III, Item 11 of this Annual Report on Form 10-K;
•	each of our directors; and
•	all current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2018, and restricted stock units that vest within 60 days of December 31, 2018, are deemed to be outstanding and to be beneficially owned by the person holding the options or restricted stock units for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Percentage ownership of our common stock in the table is based on 38,660,146 shares of our common stock issued and outstanding on December 31, 2018. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o OncoMed Pharmaceuticals, Inc., 800 Chesapeake Drive, Redwood City, California 94063.

	Shares of Common Stock Beneficially Owned(1)
Name of Beneficial Owner	Common Stock	Securities Exercisable Within 60 Days	Number of Shares Beneficially Owned	Percent
5% Stockholders:
PRIMECAP Management Company(2)	5,506,300	—	5,506,300	14.24%
Biotechnology Value Fund, L.P.(3)	4,042,989	—	4,042,989	10.46%
Celgene Corporation(4)	2,970,588	—	2,970,588	7.68%
Perceptive Advisors LLC(5)	1,719,111	—	1,719,111	4.45%
GlaxoSmithKline LLC(6)	2,607,546	—	2,607,546	6.74%
Entities Affiliated with Delphi Ventures(7)	2,010,542	—	2,010,542	5.20%
Entities Affiliated with HarbourVest(8)	1,901,106	—	1,901,106	4.92%
Named Executive Officers and Directors:
John A. Lewicki, Ph.D.(9)	119,104	349,864	468,968	1.21%
Robert Stagg, Pharm.D.(10)	11,919	151,074	162,993	*
Alicia J. Hager, J.D., Ph.D.(11)	21,753	271,658	293,411	*
Paul Hastings	345,528	—	345,528	*
Sunil Patel	—	—	—	*
Austin Gurney, Ph.D.	66,807	385,075	451,882	1.17%
Perry A. Karsen(12)	80,500	180,189	260,689	*
Jack W. Lasersohn, J.D.(13)	1,685,913	60,000	1,745,913	4.52%
Deepika R. Pakianathan, Ph.D.(14)	2,010,542	60,000	2,070,542	5.36%
Jonathan D. Root, M.D.(15)	121,020	60,000	181,020	*
Rick E Winningham(16)	—	60,000	60,000	*
Michael S. Wyzga(17)	—	87,853	87,853	*
All directors and current executive officers as a group (9 persons)(18)	4,100,387	1,447,281	5,547,668	14.35%

*	Represents beneficial ownership of less than one percent of the issued and outstanding shares of common stock of OncoMed.
(1)

Represents shares of OncoMed common stock held and restricted stock units held by such individuals that may vest within 60 days of December 31, 2018, and options held by such individuals that are exercisable within 60 days of December 31, 2018. Includes shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account. Reported numbers do not include restricted stock units or options that vest more than 60 days after December 31, 2018.

(2)

As reported on Schedule 13G/A filed with the SEC on February 8, 2019 by PRIMECAP Management Company. The address of PRIMECAP Management Company is 177 E. Colorado Blvd., 11th Floor, Pasadena, CA 91105.

(3)

As reported on Schedule 13G/A filed with the SEC on February 14, 2019 by Biotechnology Value Fund, L.P. (“BVF”), Biotechnology Value Fund II, L.P. (“BVF2”), Biotechnology Value Trading Fund OS LP (“Trading Fund OS”), BVF Partners OS Ltd. (“Partners OS”), BVF Partners L.P. (“Partners”), BVF Inc., and Mark N. Lampert (“Mr. Lampert”). Partners OS as the general partner of Trading Fund OS may be deemed to beneficially own the 322,447 shares of OncoMed common stock beneficially owned by Trading Fund OS. Partners, as the general partner of BVF, BVF2, the investment manager of Trading Fund OS, and the sole member of Partners OS, may be deemed to beneficially own the 4,042,989 shares of OncoMed common stock beneficially owned in the aggregate by BVF, BVF2, Trading Fund OS, and certain Partners managed accounts (the “Partners Managed Accounts”), including 415,397 shares of OncoMed common stock held in the Partners Managed Accounts. BVF Inc., as the general partner of Partners, may be deemed to beneficially own the 4,042,989 shares of OncoMed common stock beneficially owned by Partners. Mr. Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the 4,042,989 shares of OncoMed common stock beneficially owned by BVF Inc. Partners OS disclaims beneficial ownership of the OncoMed common stock beneficially owned by Trading Fund OS. Each of Partners, BVF Inc. and Mr. Lampert disclaims beneficial ownership of the OncoMed common stock beneficially owned by BVF, BVF2, Trading Fund OS, and the Partners Managed Accounts. The address for BVF, BVF2, Partners, BVF Inc., and Mr. Lampert is 1 Sansome Street, 30th Floor, San Francisco, California 94104. The address for Trading Fund OS and Partners OS is PO Box 309 Ugland House, Grand Cayman, KY1-1104, Cayman Islands.

(4)	As reported on Schedule 13G filed with the SEC on August 24, 2016 by Celgene Corporation. The address of Celgene Corporation is 86 Morris Avenue, Summit, New Jersey 07901.
(5)

As reported on Schedule 13G/A filed with the SEC on February 14, 2019 by Perceptive Advisors LLC (“Perceptive Advisors”), Joseph Edelman (“Mr. Edelman”), and Perceptive Life Sciences Master Fund, Ltd. (the “Master Fund”). Perceptive Advisors serves as the investment manager to the Master Fund and may be deemed to beneficially own the securities directly held by the Master Fund. Mr. Edelman is the managing member of Perceptive Advisors and may be deemed to beneficially own the securities directly held by the Master Fund. The address for such entities and persons is 51 Astor Place, 10th Floor, New York, NY 10003.

(6)

As reported on Schedule 13G filed with the SEC on February 14, 2014 by GlaxoSmithKline plc, with respect to shares held by GlaxoSmithKline LLC. GlaxoSmithKline plc has sole voting and dispositive power over the shares held by GlaxoSmithKline LLC. The address of GlaxoSmithKline plc is 980 Great West Road, Brentford, Middlesex, TW8 9GS, England.

(7)

As reported on Schedule 13G/A filed with the SEC on February 12, 2019 by Delphi Ventures VIII, L.P., a Delaware limited partnership (“DV VIII”), Delphi BioInvestments VIII, L.P., a Delaware limited partnership (“DBI VIII”), Delphi Management Partners VIII, L.L.C., a Delaware limited liability company (“DMP VIII”) and the general partner of DV VIII and DBI VIII, and James J. Bochnowski (“Bochnowski”), David L. Douglass (“Douglass”), Douglas A. Roeder (“Roeder”) and Deepika R. Pakianathan, Ph.D. (“Pakianathan”), the managing members of DMP VIII. DMP VIII is the general partner of DV VIII and DBI VIII and may be deemed to have sole power to vote and sole power to dispose of shares of the issuer directly owned by DV VIII and DBI VIII. DMP VIII owns 2,010,542 shares, of which 1,991,602 are directly owned by DV VIII and 18,940 are directly owned by DBI VIII. Bochnowski, Douglass, Roeder and Pakianathan are the managing members of DMP VIII and may be deemed to have shared power to vote and shared power to dispose of the shares of the issuer directly owned by DV VIII and DBI VIII. Bochnowski, Douglass, Roeder and Pakianathan disclaim beneficial ownership of the reported securities directly owned by DV VIII and DBI VIII, except to the extent of any pecuniary interest therein. The address for such entities and persons is Delphi Ventures, 160 Bovet Rd., #408, San Mateo, CA 94402.

(8)

As reported on Schedule 13G filed with the SEC on February 14, 2019 by HarbourVest Partners, LLC (“HarbourVest”), Dover VII Associates LLC (“Dover LLC”), Dover VII Associates L.P. (“Dover LP”) and Dover Street VII L.P. (“Dover Street”). HarbourVest is the managing member of Dover LLC, which is the general partner of Dover LP, which is the general partner of Dover Street. Each of HarbourVest, Dover LLC and Dover LP may be deemed to have a beneficial interest in the shares of OncoMed common stock held by Dover Street. Each of HarbourVest, Dover LLC, Dover LP and the members of the HarbourVest Investment Committee disclaim beneficial ownership of the shares held directly by Dover Street. The address for HarbourVest, Dover LLC, Dover LP and Dover Street is One Financial Center, Boston, MA 02111.

(9)

Consists of: (i) 111,181 shares held by John Allan Lewicki and Jenniffer Joan Lewicki, Trustees of the Lewicki Family Trust dated December 6, 2000 (“The Lewicki Trust”), (ii) 7,923 shares directly owned by Dr. Lewicki, and (iii) 349,864 shares that may be acquired pursuant to the exercise of stock options within 60 days of December 31, 2018 by Dr. Lewicki. Dr. Lewicki has shared voting and dispositive power over the shares held by The Lewicki Trust.

(10)	Consists of (i) 11,919 shares directly owned by Dr. Stagg, and (ii) 151,074 shares that may be acquired pursuant to the exercise of stock options within 60 days of December 31, 2018 by Dr. Stagg.

(11)	Consists of (i) 21,753 shares directly owned by Dr. Hager, and (ii) 271,658 shares that may be acquired pursuant to the exercise of stock options within 60 days of December 31, 2018 by Dr. Hager.
(12)	Consists of: (i) 80,500 shares directly owned by Mr. Karsen, and (ii) 180,189 shares that may be acquired pursuant to the exercise of a stock option within 60 days of December 31, 2018 by Mr. Karsen.
(13)

Consists of (i) 185,709 shares held directly by Mr. Lasersohn, (ii) 60,000 shares that may be acquired pursuant to the exercise of a stock option within 60 days of December 31, 2018 by Mr. Lasersohn, and (iii) 1,500,204 shares reported on Schedule 13G/A filed with the SEC on January 13, 2017 by Vertical Fund I, L.P. (“VFI”) and Vertical Fund II, L.P. (“VFII”). The Vertical Group, L.P., a Delaware limited partnership, is the sole general partner of each of VFI and VFII, and The Vertical Group GP, LLC, a Delaware limited liability company, controls The Vertical Group, L.P. Mr. Lasersohn is a member and manager of The Vertical Group GP, LLC. Mr. Lasersohn disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The address for such entities and persons is 106 Allen Road, Suite 207, Basking Ridge, New Jersey 07920.

(14)	Consists of (i) the shares described in Note (7) above, and (ii) 60,000 shares that may be acquired pursuant to the exercise of a stock option within 60 days of December 31, 2018 by Dr. Pakianathan.
(15)	Consists of (i) 121,020 shares held directly by Dr. Root, and (ii) 60,000 shares that may be acquired pursuant to the exercise of a stock option within 60 days of December 31, 2018 by Dr. Root.
(16)	Consists of 60,000 shares that may be acquired pursuant to the exercise of stock options within 60 days of December 31, 2018 by Mr. Winningham.
(17)	Consists of 87,853 shares that may be acquired pursuant to the exercise of a stock option within 60 days of December 31, 2018 by Mr. Wyzga.
(18)

Includes: (i) 3,897,975 shares held by OncoMed’s non-employee directors and entities affiliated with certain of OncoMed’s directors, (ii) 202,412 shares held by OncoMed’s current executive officers, and (iii) 1,447,281 shares that may be acquired by OncoMed’s current executive officers and directors pursuant to the exercise of stock options within 60 days of December 31, 2018.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2018, with respect to all of our equity compensation plans in effect on that date.

Plan Category	Number of Secruties to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plan approved by Stockholders(1)(2)	4,451,007	(3)	$11.44	(4)	4,860,360	(5)
Equity Compensation	—		—		—
Total	4,451,007		$11.44		4,860,360

(1)	Includes the OncoMed Pharmaceuticals, Inc. 2013 Equity Incentive Award Plan, 2013 Employee Stock Purchase Plan and 2004 Stock Incentive Plan, as amended.

(2)

The 2013 Equity Incentive Award Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year beginning in 2014 and ending in 2023, equal to the least of (A) 1,500,000 shares,

(B) four percent (4.0%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 19,634,255 shares of stock may be issued upon the exercise of incentive stock options. The 2013 Employee Stock Purchase Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance under such plan shall be increased on the first day of each year beginning in 2014 and ending in 2023, equal to the least of (A) 350,000 shares, (B) one percent (1.0%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares of stock as determined by our board of directors.

(3)

Represents 4,144,597 shares subject to outstanding options and 306,410 shares that may be issued upon vesting of outstanding RSUs, in each case pursuant to equity awards issued under the OncoMed Pharmaceuticals, Inc. 2013 Equity Incentive Award Plan, 2013 Employee Stock Purchase Plan and 2004 Stock Incentive Plan, as amended.

(4)	Shares issuable upon vesting of RSUs have been excluded from the calculation of the weighted average exercise price because they have no exercise price associated with them.
(5)

Includes 1,510,518 shares that were available for future issuance as of December 31, 2018 under the 2013 Employee Stock Purchase Plan, which allows eligible employees to purchase shares of common stock with accumulated payroll deductions.

Item 13.	Certain Relationships, Related Transactions and Director Independence

We describe below transactions and series of similar transactions, since January 1, 2017, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and
•	any of our directors, executive officers or holders of more than 5% of our common stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Relationship with Celgene

In December 2013, we entered into a collaboration agreement with Celgene Corporation (“Celgene”). Celgene acquired its equity interest in the Company in part concurrent with its entry into the collaboration agreement and in part in connection with an underwritten public offering of shares of our common stock in 2016. As of December 31, 2018, Celgene beneficially owns 7.73% of our issued and outstanding common stock. See “Business—Key Collaboration and License Agreements—Strategic Alliance with Celgene” in this Annual Report on Form 10K for additional information about this collaboration, including potential future milestone payments, contingent consideration and royalties we may receive from Celgene, and potential profit-sharing arrangements with Celgene that may arise, under the collaboration

Director and Officer Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director (and in certain cases their related venture capital funds) and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

Policies and Procedures for Related Party Transactions

Our Board has adopted a written related party transaction policy setting forth the policies and procedures for the review and approval or ratification of related party transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related party had, has or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related party or entities in which the related party has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related party. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related party’s interest in the transaction.

Independence of the Board of Directors

As required under Nasdaq rules and regulations, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the Board. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent Nasdaq listing standards, as in effect from time to time.

Consistent with these considerations, our Board has determined that all of our current directors, other than Dr. Lewicki, qualify as “independent” directors in accordance with the Nasdaq listing requirements. Dr. Lewicki is not considered independent because he is an employee of OncoMed. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board considered information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

As required under Nasdaq rules and regulations, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present. All of the committees of our Board are comprised entirely of directors determined by the Board to be independent within the meaning of Nasdaq and SEC rules and regulations applicable to the members of such committees.

Item 14.	Principal Accounting Fees and Services

The following table provides information regarding the fees incurred to Ernst & Young LLP for services rendered during the years ended December 31, 2018 and 2017, based on aggregate fees billed and estimated to be billed. All fees described below were approved by the audit committee.

	Year Ended December 31,
	2018	2017
Audit Fees(1)	$1,143,188	$752,328
Audit-Related Fees	—	—
Tax Fees(2)	—	12,500
All Other Fees	1,980	1,995
Total Fees	$1,145,168	$766,823

(1)

Audit Fees of Ernst & Young LLP for 2018 and 2017 were for professional services rendered for the audits of our financial statements, reviews of our quarterly financial statements, and accounting consultation fees in connection with sales of our common stock in in at-the-market offerings pursuant to our shelf registration statement on Form S-3 (File No. 333-225225) filed in May 2018.

(2)	Tax Fees of Ernst & Young LLP for 2017 were for professional services rendered for tax compliance, tax advice and tax planning.

Pre-Approval Policies and Procedures

Before an independent registered public accounting firm is engaged by the Company to render audit or non-audit services, our audit committee must review the terms of the proposed engagement and pre-approve the engagement. The audit committee may delegate authority to one or more of the members of the audit committee to provide such pre-approvals for audit or non-audit services, provided that such person or persons report such pre-approvals to the full audit committee at its next scheduled meeting. Audit committee pre-approval of non-audit services (other than review and attest services) are not required if such services fall within available exceptions established by the SEC.

The audit committee pre-approved all audit, audit-related, tax and other services provided by Ernst & Young LLP for 2018 and 2017 and the estimated costs of those services. Actual amounts billed, to the extent in excess of the estimated amounts, were periodically reviewed and approved by the audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1. Financial Statements

See Index to Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the Securities and Exchange Commission (SEC) and those incorporated by reference to other filings.

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Date	Number		Herewith

2.1*	Agreement and Plan of Merger and Reorganization, dated December 5, 2018, by and among Mereo BioPharma Group plc, Mereo US Holdings Inc., Mereo MergerCo One Inc. and OncoMed Pharmaceuticals, Inc.	8-K	12/06/2018	2.1

3.1	Amended and Restated Certificate of Incorporation	8-K	07/23/2013	3.1

3.2	Amended and Restated Bylaws	8-K	07/23/2013	3.2

4.1	Form of Common Stock Certificate	S-1/A	07/03/2013	4.1

4.2(A)	Amended and Restated Investor Rights Agreement, dated October 7, 2008, by and among the registrant and certain stockholders	S-1	05/11/2012	4.4	(A)

4.2(B)	Amendment and Consent, dated September 16, 2010, by and among the registrant and certain stockholders	S-1	05/11/2012	4.4	(B)

4.3	Registration Rights Agreement, dated as of December 2, 2013, by and between the registrant and Celgene Corporation	8-K	12/03/2013	4.1

10.1(A)†	Collaboration and Option Agreement, dated June 15, 2010, by and between the registrant and Bayer Schering Pharma AG	S-1/A	07/05/2012	10.2

10.1(B)†	Amendment 1 to the Collaboration and Option Agreement, dated August 1, 2012, by and between the registrant and Bayer Schering Pharma AG	S-1/A	10/25/2012	10.2	(B)

10.1(C)†	Amendment 2 to the Collaboration and Option Agreement, dated August 27, 2013, by and between the registrant and Bayer Schering Pharma AG	10-Q	11/13/2013	10.9

10.1(D)	Amendment 3 to the Collaboration and Option Agreement, dated November 4, 2015, by and between the registrant and Bayer Pharma AG	10-K	03/10/2016	10.2	(D)

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Date	Number		Herewith
10.1(E)†	Amendment 4 to the Collaboration and Option Agreement, dated July 21, 2016, by and between the registrant and Bayer Pharma AG	10-Q	11/01/2016	10.1

10.1(F)*	Amendment 5 to the Collaboration and Option Agreement, dated December 15, 2016, by and between the registrant and Bayer Pharma AG	10-K	03/09/2017	10.2	(F)

10.1(G)*	Amendment 6 to the Collaboration and Option Agreement, dated June 13, 2018, by and between the registrant and Bayer Pharma AG	10-Q	08/02/2018	10.1

10.2(A)†	License Agreement, dated January 5, 2001, by and between the registrant (as successor in interest to Cancer Stem Cell Genomics, Inc.) and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(A)

10.2(B)†	Amendment Number 1 to License Agreement, dated July 21, 2004, by and between the registrant (as successor in interest to Cancer Stem Cell Genomics, Inc.) and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(B)

10.2(C)†	Amendment Number 2 to License Agreement, dated August 13, 2004, by and between the registrant and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(C)

10.2(D)	Amendment No. 3 to License Agreement, dated March 31, 2005, by and between the registrant and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(D)

10.2(E)	Amendment No. 4 to License Agreement, dated December 12, 2005, by and between the registrant and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(E)

10.2(F)†	Amendment No. 5 to License Agreement, dated March 12, 2007, by and between the registrant and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(F)

10.2(G)	Amendment No. 6 to License Agreement, dated October 6, 2008, by and between the registrant and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(G)

10.2(H)	Letter, dated September 4, 2008, from the University of Michigan to the registrant regarding the License Agreement	S-1	05/11/2012	10.4	(H)

10.2(I)†	Memorandum of Understanding, dated May 8, 2009, by and between the registrant and the Regents of the University of Michigan	S-1	05/11/2012	10.4	(I)

10.3(A)	Lease, dated May 30, 2006, by and between the registrant and Slough Redwood City, LLC	S-1	05/11/2012	10.5	(A)

10.3(B)	First Amendment to Lease, dated November , 2006, by and between the registrant and Slough Redwood City, LLC	S-1	05/11/2012	10.5	(B)

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Date	Number		Herewith
10.3(C)	Second Amendment to Office Lease, dated December 22, 2010, by and between the registrant and HCP LS Redwood City, LLC	S-1	05/11/2012	10.5	(C)

10.3(D)	Third Amendment to Lease, dated November 11, 2016, by and between the registrant and HCP LS Redwood City, LLC	10-K	03/09/2017	10.5	(D)

10.4	Sublease, dated October 26, 2018, by and between the registrant and Venn Biosciences Corporation					X

10.5	Sublease, dated January 16, 2019, by and between the registrant and Revolution Medicines, Inc.					X

10.6(A)#	2004 Stock Incentive Plan, as amended	S-1	05/11/2012	10.6	(A)

10.6(B)#	Form of Stock Option Agreement under 2004 Stock Incentive Plan	S-1	05/11/2012	10.6	(B)

10.7(A)#	2013 Equity Incentive Award Plan	S-1/A	07/08/2013	10.7

10.7(B)#	Form of Stock Option Agreement under 2013 Equity Incentive Award Plan	S-1/A	07/03/2013	10.7	(B)

10.7(C)#	Form of Restricted Stock Unit Award Agreement under the OncoMed Pharmaceuticals, Inc. 2013 Equity Incentive Award Plan	S-8	03/28/2014	10.3

10.8#	Employee Stock Purchase Plan	S-1/A	07/03/2013	10.8

10.9#	Offer Letter, dated November 12, 2005, by and between the registrant and Paul Hastings	S-1	05/11/2012	10.9

10.9(B)#	Amendment to Employment Agreement, dated July 2, 2013, by and between the registrant and Paul Hastings	S-1/A	07/03/2013	10.9	(B)

10.9(C)#	Letter Agreement re: Change in Control and Severance Agreement, dated October 12, 2015, by and between the registrant and Paul Hastings	10-K	03/10/2016	10.9	(C)

10.9(D)#	Letter Agreement re: Your Resignation of Employment and Board Positions, dated January 1, 2018, by and between the registrant and Paul Hastings	10-K	03/09/2018	10.7	(D)

10.9(E)#	Separation Agreement, dated December 5, 2018, by and between the registrant and Austin Gurney					X

10.10#	Offer Letter, dated May 27, 2004, by and between the registrant (as successor in interest to Cancer Stem Cell Genomics, Inc.) and John A. Lewicki	S-1	05/11/2012	10.10

10.11#	Offer Letter, dated June 18, 2009, by and between the registrant and Sunil Patel	S-1	05/11/2012	10.12

10.12#	Offer Letter, dated September 27, 2004, by and between the registrant and Austin Gurney	S-1	05/11/2012	10.14

10.13#	Form of Indemnity Agreement for directors and officers	S-1/A	07/03/2012	10.16

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Date	Number		Herewith
10.14#	Amended and Restated Form of Change in Control and Severance Agreement for officers	10-K	03/10/2016	10.16

10.15#	Form of Retention Bonus Agreement for officers	10-K	03/09/2018	10.13

10.16#	Offer Letter, dated April 24, 2008, by and between the registrant and Alicia J. Hager	S-1/A	06/15/2012	10.19

10.17#	Letter Agreement re: Amended and Restated Change in Control and Severance Agreement, dated October 17, 2018, by and between the registrant and John Lewicki					X

10.18(A)†	Multi-Product License Agreement, dated August 22, 2012, by and between the registrant and Lonza Sales AG	S-1/A	10/25/2012	10.21

10.18(B)†	Amendment No. 1 to the Multi-Product License Agreement, dated January 22, 2014, by and between the registrant and Lonza Sales AG	10-K	03/12/2015	10.20	(B)

10.18(C)†	Amendment No. 2 to the Multi-Product License Agreement, dated July 23, 2015, by and between the Registrant and Lonza Sales AG	10-Q	11/05/2015	10.1

10.18(D)†	Amendment No. 3 to the Multi-Product License Agreement, dated August 26, 2016, by and between the registrant and Lonza Sales AG	10-Q	11/02/2017	10.1

10.19	Non-Employee Director Compensation Policy, adopted August 28, 2013, as amended October 14, 2013, February 28, 2014, June 24, 2015 and March 1, 2018	10-Q	05/08/2018	10.1

10.20†	Master Research and Collaboration Agreement, by and between the registrant and Celgene Corporation	10-K	03/18/2014	10.23

10.21	Securities Purchase Agreement, dated as of December 2, 2013, by and between the registrant and Celgene Corporation	8-K	12/03/2013	10.1

10.22(A)	Form of Stockholder Support Agreement, by and between Mereo BioPharma Group plc and certain stockholders of OncoMed Pharmaceuticals, Inc.	8-K	12/06/2018	10.1

10.22(B)	Form of Shareholder Support Agreement, by and between OncoMed Pharmaceuticals, Inc. and certain officers and directors of Mereo BioPharma Group plc.	8-K	12/06/2018	10.2

10.22(C)	Shareholder Support Agreement, by and between OncoMed Pharmaceuticals, Inc. and Novartis Pharma AG.	8-K	12/06/2018	10.3

10.22(D)	Shareholder Support Agreement, by and between OncoMed Pharmaceuticals, Inc. and Invesco Asset Management Limited, as agent for and on behalf of its discretionary managed client, Invesco High Income Fund.	8-K	12/06/2018	10.4

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.22(E)	Shareholder Support Agreement, by and between OncoMed Pharmaceuticals, Inc. and Invesco Asset Management Limited, as agent for and on behalf of its discretionary managed client, Invesco Income Fund.	8-K	12/06/2018	10.5

10.22(F)	Shareholder Support Agreement, by and between OncoMed Pharmaceuticals, Inc. and Invesco Asset Management Limited, as agent for and on behalf of its discretionary managed client, Invesco UK Strategic Income Fund.	8-K	12/06/2018	10.6

10.22(G)	Form of CVR Agreement.	8-K	12/06/2018	10.7

23.1	Consent of Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
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

Date: March 7, 2019

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

Signature	Title	Date

/s/ John Lewicki	President (principal executive officer)	March 7, 2019
John Lewicki, Ph.D.

/s/ Yvonne Li	Vice President of Finance, Controller and Administration (principal financial and accounting officer)	March 7, 2019
Yvonne Li

/s/Perry Karsen	Executive Chairman	March 7, 2019
Perry Karsen

/s/ Jack W. Lasersohn	Director	March 7, 2019
Jack W. Lasersohn, J.D.

/s/ Deepa R. Pakianathan	Director	March 7, 2019
Deepa R. Pakianathan, Ph.D.

/s/ Jonathan D. Root	Director	March 7, 2019
Jonathan D. Root, M.D.

/s/ Rick E Winningham	Director	March 7, 2019
Rick E Winningham

/s/ Michael S. Wyzga	Director	March 7, 2019
Michael S. Wyzga